Form 10-K
period 1996-05-31
MIAMI SUBS CORP
filed 1996-08-29
CIK 875174

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
      (Mark  One)
         [  X  ]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                          OF THE SECURITIES EXCHANGE ACT OF 1934
                          FOR THE FISCAL YEAR ENDED MAY 31, 1996
                                       OR
         [     ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                          OF THE SECURITIES EXCHANGE ACT OF 1934
                          For the transition period from to
                          Commission file number 0-19623

                             MIAMI SUBS CORPORATION
             (Exact name of registrant as specified in its charter)

             FLORIDA                                     65-0249329
(State  or  other  jurisdiction of                  (I.R.S.  Employer
incorporation  or  organization)                    Identification  No.)

           6300 N.W. 31ST AVENUE, FORT LAUDERDALE, FLORIDA  33309
                   (Address of principal executive offices)
                                  (Zip Code)

                                 (954) 973-0000
             (Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

     Title of each class                              Name of each exchange on
                                                         which  registered

            NONE                                              NONE

         Securities registered pursuant to section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes    X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K  or  any  amendment  to  this  Form  10-K.  [    ]

As of August 26, 1996, 27,738,840 shares of common stock were outstanding. On such date, the aggregate market value of the common stock held by non-affiliates of the Registrant, was approximately $19,254,000 (amount computed based on the closing price on August 26, 1996). As of August 26, 1996, 505,500 shares of convertible preferred stock, which are also voting stock, were outstanding and held by non-affiliates. Such shares are not traded on a market.

                     DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement which the Registrant will file with the Securities and Exchange Commission in connection with the Company's annual meeting of shareholders, are incorporated by reference in Part III of this Form 10-K.


                                    PART I
ITEM  1.    BUSINESS

INTRODUCTION

Miami Subs Corporation (hereinafter referred to as "Miami Subs" or the "Company") develops, owns, operates and franchises restaurants under the name "Miami Subs" and "Miami Subs Grill" ("Restaurants"). The Restaurants are designed to offer fresh quality food with speed and moderate prices found at fast food restaurants such as McDonald's and Burger King, and the quality, freshness and variety found at casual dining restaurants such as TGI Friday's and Chili's. The Restaurants feature fresh food prepared and cooked to order including hot and cold submarine sandwiches, various ethnic foods such as gyros, pita sandwiches and greek salads, flame grilled hamburgers and chicken breasts, chicken wings, fresh salads, ice cream and other desserts. The diverse, moderately priced menu is designed to attract a broad customer base and to encourage frequent visits. The Restaurants feature a distinct exterior highlighted with pink and blue neon and an interior decorated in tropical motif. The appearance is intended to create strong guest appeal and serves as an effective marketing tool.

The Company has historically expanded principally through a strategy of leasing existing free-standing fast food restaurants and other properties, and converting them to Miami Subs Restaurants. Although the Company still believes that the strategy of converting existing properties will continue, competition for closed and under-performing restaurant properties has increased significantly in recent years, and fewer sites suitable for
conversion  are  available.    Accordingly,  future  growth  of  traditional
free-standing Restaurants will require more costly unit development, including the acquisition of raw land and construction of buildings. In order to supplement its historical traditional free-standing unit growth, in 1996 the Company initiated various programs for franchisees involving non-traditional development, including Restaurants located on tollroads, at airports, in convenience stores, and a proto-type "in-line" location. Typically, these Restaurants are smaller than the traditional Miami Subs Grill Restaurants and where appropriate involve modifications to food preparation and delivery, and to the menu. In addition to selling Baskin-Robbins ice cream in certain Restaurants, the Company is also reviewing other opportunities for dual branding in existing or new Restaurants.

Competition in the quick service restaurant industry continues to be intense and will remain so in the foreseeable future. In response to intense industry competition and aggressive price discounting and marketing by larger national chains, and in an attempt to reduce or eliminate same-store-sales declines that the Miami Subs Grill system has been experiencing, in 1996 the Company adopted value pricing and price discounting strategies. If not successful such strategies could adversely effect restaurant level profitability in both Company and franchised Restaurants. There can be no assurance that these strategies, or other marketing strategies that the Company may take, will be successful.

As of May 31, 1996, the Company's restaurant system included 177 Restaurants, of which 125 of the Restaurants were located in Florida, 50 Restaurants were located in 13 other states, and two Restaurants were located in Ecuador. Of these Restaurants, 37 were Company operated and 140 were franchised. The Company plans to reduce the current number of Company operated Restaurants by selling units to franchisees, and intends to focus its growth in the near term on franchise development, with the objective of expanding the franchise system in existing markets as well as nationally and internationally. In part due to the limited number of Restaurants located in other states, the Restaurants operating outside of Florida have generally not been as successful as the Restaurants operating in Florida. Additionally, as a result of the current concentration of restaurants in Florida, the Company and its Florida franchisees could be more severely affected by any adverse economic conditions in Florida than would a more geographically diversified restaurant company.

Franchisees currently operate 140 of the 177 Restaurants in the system. The Company receives royalty and advertising fees from its franchised Restaurants, and also receives lease/sub-lease rental income from certain of these franchised Restaurants. In addition, the Company has guaranteed certain third party equipment and real estate leases for certain franchisees and from time to time has financed the sale of Restaurants to franchisees. Accordingly, the Company's success and future profitability will be substantially dependent on the management skills and success of its existing franchisees. In addition, expansion of the chain will be dependent on the Company's ability to attract qualified franchisees who will be able to successfully develop and operate Restaurants.

Miami Subs Corporation was incorporated in the State of Florida by Mr. Gus Boulis ("Boulis") during August 1990 for the purpose of acquiring the worldwide rights to develop, own, operate and franchise Miami Subs restaurants. Through a series of transactions, these rights were acquired by the Company from Boulis, the founder of the concept, and from privately-owned companies owned by or affiliated with him. The remaining rights were acquired during 1991 through a merger with QSR, Inc.

ACQUISITIONS
On March 1, 1996, the Company acquired from a franchisee five existing Miami Subs Grill Restaurants located in the Dallas, Texas metropolitan area, along with the development rights for the Dallas and Fort Worth, Texas markets. As consideration for the acquisition, the Company issued 1,325,000 shares of its common stock and assumed existing indebtedness on the Restaurants of
$1,467,000. In addition, the Company received a non-interest bearing promissory note in the original amount of $1,500,000, which was reduced by cash and equivalents (principally transferable inventories, supplies, and deposits) in the amount of $200,000 at the closing. The unpaid principal balance of the note, which is non-recourse and secured by the common stock, was originally due on July 1, 1996, and has been extended by the Company to September 30, 1996.

On December 21, 1994, the Company acquired by merger MG III, Inc. ("MG III"). At the time of the acquisition, MG III was the Company's largest franchisee, operating eight Restaurants, and was also a joint venture partner with the Company in the operation of five Restaurants. MG III also held the non-exclusive development rights in a four state territory (North Carolina, South Carolina, and parts of Georgia and Northern Florida), and provided franchisor required services to franchised Restaurants in the territory (31 at the time of acquisition) in return for approximately one-half of the standard royalty fees and initial franchise fees paid by all franchisees in the territory. In the merger, the sole shareholder of MG III received 1.0 million shares of the Company's common stock, a warrant to acquire 100,000 shares of the Company's common stock at an exercise price of $6.00 per share, and $800,000 cash representing the repayment of certain amounts due to the sole shareholder by MG III. The Company also assumed MG III's indebtedness to banks of approximately $1.8 million and other liabilities totaling approximately $900,000. As a result of the acquisition and merger of MG III, the Company began operating 13 additional Restaurants (of which five Restaurants have been franchised as of May 31, 1996) and began receiving all royalties from the 31 franchised Restaurants in the territory.

Effective January 1, 1995, the Company acquired from Kavala, Inc. ("Kavala") a private company owned by Miami Subs founder and Company director Gus Boulis, two existing Miami Subs Restaurants located in South Florida, and additional royalties from 21 existing franchised Restaurants which were originally developed by Kavala. Under an arrangement with Kavala prior to this acquisition, the Company received one-half of the royalties associated with these franchised Restaurants. The acquisition was made for cash totaling $3.2 million, of which $2.5 million was provided through bank financing.

THE  MIAMI  SUBS  CONCEPT

Miami Subs Restaurants feature moderately priced lunch, dinner and snack foods, including hot and cold submarine sandwiches, various ethnic foods such as gyros, pita sandwiches and Greek salads, flame grilled hamburgers and chicken breasts, chicken wings, fresh salads, ice cream and other desserts. Soft drinks, iced tea, coffee, beer and wine also are offered. The majority of the menu items are priced between $2.99 and $4.95.

Freshness and quality of breads, produce and other ingredients are strongly emphasized. The menu includes low-fat selections such as salads, grilled chicken breasts, vegetarian items and non-fat frozen yogurt which the Company believes are perceived as nutritious and appealing to health conscious consumers. The Company believes it has become known for certain "signature" foods, such as grilled chicken on pita bread, cheese steak subs, and gyros on pita bread.

In 1994, the Company entered into an agreement with Baskin-Robbins USA, Co. ("Baskin-Robbins") whereby Baskin-Robbins ice cream products may be sold in approved Restaurants pursuant to a separate franchise agreement with
Baskin-Robbins.    Under  the  agreement,  the  Company  performs  training,
operational monitoring and guidance over the Baskin-Robbins products. As of May 31, 1996, 11 of the Company operated Restaurants and 32 franchised Restaurants sell Baskin-Robbins ice cream products.

The Restaurants feature a distinctive decor unique to the Miami Subs concept. The exterior features an unusual roof design and neon pastel highlights for easy recognition. Interiors have a tropical motif in a neon pink and blue color scheme with murals of fish, mermaids, flamingos and tropical foliage. Exteriors and interiors are brightly lit to create an inviting, active ambience to distinguish the Restaurants from its competitors. All but 18 of the existing Miami Subs Restaurants are freestanding buildings, consisting of approximately 2,000 to 5,000 square feet.

Miami Subs Restaurants are open seven days a week, and generally open at 10:30 am and have extended late-night hours. Indoor service is provided at a walk-up counter where the customer places an order and is given an order number and a drink cup. The customer then proceeds to a self service soda bar while the food is prepared to order. Typical time from order to pick-up is usually five minutes or less.

Drive-thru service is provided at principally all free-standing Restaurants. All items are generally available at the drive-thru, but the drive-thru menu board is simplified to speed ordering. After ordering via intercom, the customer proceeds to the first of two windows. At the first window, drinks are served and payments taken. This allows the customer to enjoy a soft drink while proceeding to the next window for the completion of the order. The Company estimates that drive-thru sales account for approximately 35% - 40% of its sales.

GROWTH  STRATEGY

Restaurants in the Miami Subs system have been developed primarily through conversions of existing properties. This strategy enabled the chain to expand more quickly and economically than would have been possible if each Restaurant had been developed on a vacant site. Although the Company still believes that the strategy of converting existing properties will continue, competition for closed and under-performing restaurant properties has increased significantly in recent years, and fewer acceptable sites are available. Accordingly, the Company believes that future growth will also consider traditional development opportunities including the acquisition of raw land and construction of buildings, and that such future growth of traditional units may be slower than the historical unit growth.

Historically, the Company and its franchisees have utilized traditional, free-standing buildings for its Restaurants. However, during fiscal year 1996, the Company initiated various programs principally for franchisees for non-traditional unit development, including Restaurants located on tollroads, at airports, in convenience stores, and in-line locations. As of May 31, 1996, Miami Subs Restaurants were operating on two tollroads, three airports, one convenience store, and one in-line location.

With the development of these new non-traditional franchising programs, the Company intends to focus its future growth through franchising. In addition to expected new franchised units, especially in the non-traditional area, the Company intends to franchise certain of its existing Company operated units.

COMPANY  OPERATED  RESTAURANTS

At May 31, 1996, the Company operated 37 Restaurants, of which nineteen are located in Florida, six are located in Texas, four are located in North Carolina, three are located in each of Georgia and South Carolina, and one is located in each of New York and New Jersey. The Company's Restaurants are utilized for many purposes which are integral to the entire system. New menu items are tested and restaurant management and operating personnel are trained in the Company's procedures. In addition, the Company's operating standards are further refined, and the Company acquires a better understanding of day-to-day management and operating concerns of its franchisees.

In an effort to maximize operating profits and to enhance product quality for Company operated and franchised Restaurants, the Company maintains a purchasing department that works with suppliers on behalf of the entire system to obtain high quality products and services at competitive prices. The purchasing department approves all products and product specifications, and has also private labelled several of its products, resulting in lower cost. The Company has established a relationship with a national food distributor whereby the Company and its franchisees are able to order and receive deliveries of most of its food and paper products directly through the distributor. The Company believes that this arrangement is efficient and cost effective and facilitates quality control. The Company believes that a majority of its franchisees use the Company's suppliers; however, a franchisee may use an alternate source for its supply needs that complies with Company specifications upon approval by the Company.

The Company utilizes kitchen equipment in its Restaurants which is designed to be versatile, improve product consistency, reduce labor costs and facilitate menu modifications. In conjunction with a major supplier, the Company developed a four-chain broiler intended to replace chargrills and convection
ovens.    The  Company  also  utilizes  computerized  fryers  with  automatic
lift-arms.    The  equipment  is programmed to follow instructions for cooking temperatures and times. Fresh meats and other products, which are purchased in pre-weighed individual servings, can be consistently cooked-to-order automatically. The Company requires that its franchisees also utilize this kitchen equipment to maximize consistency and speed of food preparation.

During fiscal year 1996, the Company acquired six Restaurants from franchisees, opened four new Company operated Restaurants (including one proto-type "in-line" Restaurant to be utilized in future franchising efforts), and sold/transferred three Restaurants to franchisees. In fiscal year 1995, the Company acquired 18 Restaurants from franchisees, and sold/transferred seven Restaurants to franchisees. The Company does not have plans for additional acquisitions or for the development of new Company Restaurants in fiscal 1997, but does intend to reduce the current number of Company operated Restaurants by selling certain units to franchisees. In addition, one existing Company Restaurant is scheduled to close in the second quarter of fiscal 1997.

FRANCHISE  OPERATIONS

Strategy.    The  Company  intends to focus future development in franchised
Restaurants, through both traditional and non-traditional Restaurants. In 1996, the Company initiated various programs for franchisees involving non-traditional development, including Restaurants located on tollroads, at airports, in convenience stores, and in "in-line" locations. Typically, these Restaurants are smaller than the traditional Miami Subs Grill Restaurants and where appropriate involve modifications to food preparation and delivery, and to the menu. In addition to selling Baskin-Robbins ice cream products in certain Restaurants, the Company is also reviewing other opportunities for dual branding in existing or new Restaurants.

The primary criteria considered by the Company in the selection, review and approval of franchisees are prior experience in operating fast food restaurants or other comparable business experience, net worth, and capital available for investment. The Company believes that it has attracted a number of franchisees with significant experience in the restaurant industry as a result of the unique aspects of the concept.

Franchisee Support Services. The Company maintains a staff of operations personnel to train and assist franchisees in opening new Restaurants and to monitor the operations of existing Restaurants. These services are provided as part of the Company's franchise program. New franchisees are required to complete a six-week training program. Upon the opening of a new franchised Restaurant, Company representatives are typically sent to the Restaurant to
assist  the  franchisee  during  the  opening  period.    These  Company
representatives work in the Restaurant to monitor compliance with the Company's standards and provide additional on-site training of the franchisee's restaurant personnel.

The Company also provides development and construction support services to its franchisees. Plans and specifications for the Restaurants must be approved by the Company before improvements begin. The Company's personnel typically visit the facility during construction to meet with the franchisee's site contractor and to verify that construction standards are met.

Training.   New franchisees are required to complete a six-week program that features various aspects of day-to-day operations and certification in all functioning positions. The program consists of formal classroom training and in--restaurant training, including human resources, accounting, purchasing and labor and food handling laws. Generally, a team of Company employed personnel is provided for new Restaurants to conduct hands-on training and to ensure compliance with Company standards. Standard operating manuals are provided to each franchisee. Classroom training is performed in the Company's training center located in Fort Lauderdale, Florida.

Quality  Assurance.    To  maintain  uniformly high standards of appearance,
service, food and beverage quality, the Company has adopted policies and implemented a monitoring program. Franchisees are expected to adhere to Miami Sub's specifications and standards in connection with the selection and purchase of products used in the operation of the Restaurant. Detailed specifications are provided for the products used, and the Company must approve any deviations. The Company does not sell equipment, supplies or products to its franchisees. The franchise agreement requires franchisees to operate their Restaurants in accordance with the Company's requirements. Ongoing advice and assistance is provided to franchisees in connection with the operation and management of each Restaurant. The Company's area consultants are responsible for oversight of franchisees and periodically visit each Restaurant. During such visits, the area consultant completes a report which contains evaluations on speed of preparation for menu items, quality of delivered product, cleanliness of Restaurant facilities as well as evaluations of managers and other personnel. The area consultants also make unannounced follow-up visits to ensure adherence to the Company's operational specifications.

In addition, the Company utilizes information about the Restaurants which is received from customers on the Company's standardized "comment card" and maintains a toll-free telephone number to receive customer comments.

Franchise  Agreements.    Each  franchisee is required to execute a standard
franchise agreement with the Company relating to the operation of each Restaurant. Currently, the term of the franchise agreement is 20 years and the initial franchise fee is $25,000 for traditional Restaurants and $15,000 for certain non-traditional Restaurants. Franchisees are also required to pay a monthly royalty of 4% of gross sales for the term of the franchise agreement. The agreements permit additional charges of up to 5% of gross sales to support various system-wide advertising funds.


Development Agreements. In addition to individual franchise agreements, the Company from time to time has entered into development agreements with certain franchisees. The development agreement establishes the minimum number of Restaurants the franchisee is required to open in an agreed upon exclusive area during the term of the agreement. The Company receives a non-refundable fee based upon the minimum number of Restaurants required to be opened under the agreement. The Company also receives a franchise fee for each Restaurant opened, and standard royalty and advertising fees. The Company believes that multi-unit operation under development agreements offer advantages to the Company and its franchisees as it enables the franchisee to achieve economies of scale in operating costs and the Company to achieve penetration of a defined market. During fiscal year 1996, nine area development agreements were terminated by the Company for non-performance. At May 31, 1996, there were existing development agreements with 10 franchisees which provide for the opening of up to 79 Restaurants over a seven year period. There can be no assurance that performance by the franchisees under these agreements will be successful.

During fiscal year 1996, 24 franchised Restaurants opened, including 18 traditional units and six non-traditional units, and seven franchised restaurants closed. Due to the escalating cost of traditional free-standing locations, the Company believes that the future development pace of free-standing locations by franchisees may continue to decline; in addition, since various non-traditional development programs have only recently been initiated, the Company is unable to estimate the ultimate success or future development pace of such programs.

RESTAURANT  LOCATIONS

At May 31, 1996, there were 177 Miami Subs Restaurants in the system, of which 37 were operated by the Company and 140 were operated by franchisees. The following table sets forth the locations of such Restaurants.



                    Company
                    Operated  Franchised
                    --------  ----------

Florida                   19         106
Texas                      6           2
North Carolina             4           8
South Carolina             3           2
Georgia                    3           1
New Jersey                 1           1
New York                   1           1
Pennsylvania               -           5
Indiana                    -           4
Connecticut                -           1
New Hampshire              -           1
Illinois                   -           2
Tennessee                  -           3
Virginia                   -           1
Guayaquil, Ecuador         -           2
                    --------  ----------
Total                     37         140
==================  ========  ==========



MARKETING

The physical facility of each Miami Subs Restaurant has been designed to be a key ingredient of its marketing strategy. The Restaurants have well-lit exteriors featuring a distinctive roof design, an abundance of pastel neon lights and a lively interior featuring a tropical motif which the Company believes creates strong appeal during the day and night.

The Company's advertising programs include the use of radio, print, and to a lesser degree, television advertising, and carries the theme that Miami Subs offers a variety of menu selections. The Company's radio and television advertisements are broadcast principally in markets where there are sufficient Restaurants to benefit from such advertisements.

In June 1994, the Company increased the advertising contribution from all Restaurants in the system from 2% of sales to 3% of sales. As a result, the Company was able to expand the marketing program in fiscal 1995, including the use of television advertising in several markets. The new advertising plan highlighted the Company's "signature" products, and differentiated the Restaurants from typical fast food restaurants.

In addition to other marketing programs and in response to the highly competitive fast-food industry, during fiscal year 1996 the Company introduced lower priced "value meals" and, in the later half of the fiscal year, implemented various discounting programs in order to increase customer traffic, sales, and ultimate unit level profitability. There can be no assurance  that  such  programs  will  be  successful.

EMPLOYEES

At August 1, 1996, the Company employed 439 full-time and 480 part-time employees. Approximately 860 of the employees work in the Company's Restaurants and the remaining 59 are administrative, supervision, and support personnel. None of the employees belong to a labor union, and the Company believes its employee relations to be good.

As the operation and expansion of the Miami Sub's restaurant business is dependent upon attracting, training and keeping competent employees, restaurant management applicants receive screening and training. The Company emphasizes continuing restaurant management and crew training and holds various meetings stressing communications and skill development for managers. Benefit programs for eligible employees include group life, health, hospitalization, paid vacations and a bonus plan for restaurant managers.

TRADEMARKS

The Company believes its trademarks and service marks are of significant value and an important marketing tool. The Company has registered the marks "Miami Subs and Design" and "Miami Subs Grill and Design" with the United States Patent and Trademark Office. In addition, the marks have been registered in the states of Florida, Georgia, South Carolina, and Louisiana.

COMPETITION

The fast food restaurant industry is highly competitive and can be significantly affected by many factors, including changes in local, regional or national economic conditions, changes in consumer tastes, consumer concerns about the nutritional quality of quick-service food and increases in the number of, and particular locations of, competing restaurants. Factors such as inflation, increases in food, labor and energy costs, the availability and cost of suitable sites, fluctuating interest and insurance rates, state and local regulations and licensing requirements and the availability of an adequate number of hourly paid employees can also adversely affect the fast food restaurant industry. Multi-unit food service chains like the Company can also be substantially adversely affected by publicity resulting from food quality, illness, injury, or other health concerns. Major chains, which have substantially greater financial resources and longer operating histories than the Company, dominate the fast food restaurant industry. The Company competes primarily on the basis of location, food quality, price and menu diversity. A change in pricing or other marketing strategies by one or more of these competitors could have an adverse impact on the Company's sales, earnings and growth. In response to intense industry competition and aggressive price discounting and marketing by larger national chains, and in an attempt to reduce or eliminate same-store-sales declines that the Miami Subs Grill system has been experiencing, the Company has recently intensified its marketing efforts and has adopted value pricing and price discounting strategies. There can be no assurance that these strategies will be successful or that the Company will be able to compete effectively against its competitors. In addition, with respect to the sale of franchises, the Company competes with many franchisors of restaurants and other business concepts for qualified and financially capable franchisees.

REGULATION

The Company is subject to a variety of federal, state, and local laws affecting the conduct of its business. Operating restaurants are subject to various sanitation, health, fire and safety standards and restaurants under, or proposed for construction, are subject to state and local building codes, zoning restrictions and alcoholic beverage regulations. Difficulties in obtaining or failure to obtain required licenses or approvals could delay or prevent the development or opening of a new Restaurant in a particular area. The Company is also subject to the Federal Fair Labor Standards Act, which governs minimum wages, overtime, working conditions and other matters, and the Americans with Disabilities Act, which became effective in January 1992. The Company believes that it is in compliance with such laws, and that its Restaurants have all applicable licenses as required by governmental authorities.

Alcoholic beverage control regulations require each of the Company's Restaurants to apply to a state authority and, in certain locations, county and municipal authorities for a license or permit to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. The Company has never had an alcoholic beverage license revoked. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the

Company's Restaurants, including minimum age of customers and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. The Company currently offers for sale beer and wine in most of its existing Company operated Restaurants. Each of these Restaurants have current alcoholic beverage  licenses  permitting  the  sale  of  these  beverages.

The Company may be subject in certain states to "dram-shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment which wrongfully served alcoholic beverages to such person. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance and has never been named as a defendant in a lawsuit involving "dram-shop" statutes.

The Company believes that it is in compliance with the applicable federal and state laws concerning designated non-smoking and smoking areas in its Company operated Restaurants.

The Company is subject to regulations of the Federal Trade Commission (the "FTC") and various states relating to disclosure and other requirements in the sale of franchises and franchise operations. The FTC's regulations require the Company to timely furnish prospective franchisees a franchise offering circular containing prescribed information. Certain state laws also require registration of the franchise offering with state authorities. Other states regulate the franchise relationship, particularly concerning termination and renewal of the franchise agreement. The Company believes that it is in compliance with the applicable franchise disclosure and registration regulations of the FTC and the various states that it operates in.

ITEM  2.    PROPERTIES

At May 31, 1996, the Company owned or leased the following number of restaurant properties which are used in its operations:



                                               Restaurants
                               Company    Leased/Sub-Leased to
                             Restaurants  Franchisees or Others
                             -----------  ---------------------

Lease land and building               31                     44
Lease land and own building            4                      4
Own land and building                  2                      1
                             -----------  ---------------------
Total                                 37                     49
                             ===========  =====================



Properties leased by the Company generally provide for an initial term of up to 20 years and renewal terms of five to 20 years. The leases generally provide for fixed rentals plus adjustments based on changes in the consumer price index or percentage rentals on gross sales. Restaurants and other facilities are leased/sub-leased to franchisees or others on terms which are generally similar to the terms in the Company's lease with the third-party landlord, except that in certain cases the rent has been marked-up. The Company remains liable for all lease costs when properties are sub-leased to franchisees or others.

The Company owns its executive headquarters, an approximate 8,500 square foot facility located in Fort Lauderdale, Florida and leases an approximate 8,500 square foot facility in Fort Lauderdale which is used for training, product development, and operations. The Company believes that these facilities are adequate and suitable for its needs.

ITEM  3.    LEGAL  PROCEEDINGS

The Company and its subsidiaries are parties to various legal actions arising in the ordinary course of business, including the separate actions described below. The Company is vigorously contesting these actions, and currently believes that the outcome of such cases will not have a material adverse effect on the Company.

On March 6, 1992, a subsidiary of the Company filed an action for declaratory relief against Ronald F. Opper and Norman Opper (Miami Subs USA, Inc. v.
Ronald Opper et al., Broward County Circuit Court, Case No. 92-6402-25) seeking a determination that a letter of intent executed by Miami Subs, Inc. (n/k/a B&B Food Ventures, Inc.) did not constitute a binding agreement concerning the possible granting of an exclusive area for development. As a result of this lawsuit, Ronald P. Opper and Tammy Investments, Inc. filed a separate lawsuit against the Company (Ronald P. Opper, et al. v. Miami Subs Corporation, et al., Broward County Circuit Court, Case No. 92-06841-O5) in which the plaintiffs allege they are entitled to damages for breach of contract, fraud, tortious inducement to breach contract and breach of fiduciary duty arising from the Company's alleged failure to grant the plaintiffs an exclusive area development right. The plaintiffs claim compensatory damages in excess of $20.0 million and punitive damages in excess of $20.0 million. Discovery is substantially completed. The case has not been scheduled for trial. The Company believes that it had no obligation to proceed to enter into any agreements with the plaintiffs and is vigorously contesting the action.

During January, 1992, the Company filed a Petition for Declaratory Judgment against the Murray Family Trust/Kenneth Dash Partnership ("F/D"), case number 91-E1077 filed in the Superior Court Northern District of Hillsborough County, New Hampshire. The Company sought to dissolve an alleged joint venture between the Company and F/D to develop Miami Subs restaurants in New England. F/D opposed the dissolution, counterclaimed, and sought damages arising from amounts expended in developing new locations and lost profits from the termination of the joint venture. A bench trail was completed in April 1995, and in July the court issued its ruling in favor of the Company on virtually all of F/D's counterclaims, except that the court denied the Company's petition for declaratory judgement and awarded F/D damages in the amount of $241,000 plus costs and attorney fees allegedly incurred by the joint venture.
 The Company provided a reserve for this matter as of May 31, 1995. The case has been appealed by both the Company and F/D to the Supreme Court of New Hampshire.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

N/A  -  not  applicable
                                   PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's Common Stock trades on the Nasdaq National Market tier of The Nasdaq Stock Marketsm under the symbol "SUBS." The following table shows high and low sales price information as quoted by Nasdaq for the two most recent fiscal years. Such quotations reflect inter-dealer prices, without retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.



                                  HIGH      LOW
                                --------  --------

Fiscal Year Ended May 31, 1995
  First Quarter                 $ 3 1/16  $  2 3/8
  Second Quarter                   2 3/4         2
  Third Quarter                  2 11/16   1 15/16
  Fourth Quarter                  2 3/16     1 3/4

Fiscal Year Ended May 31, 1996
  First Quarter                 $  2 1/8  $ 1 7/16
  Second Quarter                  2 9/16     1 1/2
  Third Quarter                   2 5/16    1 7/16
  Fourth Quarter                       2     1 1/2



There were approximately 2,000 holders of record of the Company's Common Stock as of August 26, 1996. This number includes shareholders of record who may hold stock for the benefit of others. The Company does not consider it practical to attempt to determine the number of individuals who are beneficial owners of its shares.

The Company has never paid cash dividends on its Common Stock and does not expect to pay such dividends in the foreseeable future. Management currently intends to retain all available funds for the development of its business and for use as working capital. The declaration of a cash dividend on the Company's Common Stock would require that a cash dividend be paid also to the holders of Preferred Stock.

ITEM  6.  SELECTED  CONSOLIDATED  FINANCIAL  DATA

The selected consolidated financial data in the following table is qualified in its entirety by, and should be read in conjunction with the consolidated financial statements and notes thereto and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".



                                                             Year Ended
                                                            ------------
                                                              May 31,      May 31,    May 31,    May 31,    May 31,
                                                                1996        1995       1994       1993       1992
                                                            ------------  ---------  ---------  ---------  ---------

OPERATIONS STATEMENT DATA
Restaurant sales                                            $     32,398  $ 27,148   $ 22,190   $ 16,766   $  5,654
Franchise revenues                                                 4,720     3,920      3,207      2,842      1,948
Net gain (loss) from sales of restaurants                            117       112        332        249        (34)
Gain from sale/leaseback with Kavala, Inc.                             -         -          -          -        109
Interest income and other revenues                                   677       716        513        632        421
                                                            ------------  ---------  ---------  ---------  ---------
Total                                                             37,912    31,896     26,242     20,489      8,098
                                                            ------------  ---------  ---------  ---------  ---------

Restaurant operating costs                                        28,573    23,942     19,925     15,090      5,074
General, administrative and franchise costs                        6,351     6,390      5,936      4,107      2,720
Depreciation and amortization                                      1,942     1,544      1,318        750        314
Interest expense - net                                               741       581        381        138        129
Provision for under-performing restaurants                             -         -      2,452          -          -
Merger expense                                                         -         -          -          -        248
Loss on disposal of Taco Viva restaurant business                      -         -          -          -        545
                                                            ------------  ---------  ---------  ---------  ---------
Total                                                             37,607    32,457     30,012     20,085      9,030
                                                            ------------  ---------  ---------  ---------  ---------

Net income (loss)                                           $        305  $   (561)  $ (3,770)  $    404   $   (932)
                                                            ============  =========  =========  =========  =========

Net income (loss) per share                                 $        .01  $  ( .02)  $  ( .16)  $    .02   $  ( .06)
                                                            ============  =========  =========  =========  =========

                                                            May 31,       May 31,    May 31,    May 31,    May 31,
                                                                    1996      1995       1994       1993       1992
                                                            ------------  ---------  ---------  ---------  ---------
BALANCE SHEET DATA
Total assets                                                $     36,361  $ 33,042   $ 26,102   $ 22,156   $ 19,377
Current assets                                                     6,066     5,180      6,832      4,432      7,383
Current liabilities                                                7,645     6,785      5,964      3,202      1,630
Long-term portion of notes payable and capitalized leases          7,955     6,249      2,832      2,721      2,398
Deferred franchise fees and other deferred income                  1,712     2,241      2,185      1,274        935
Shareholders' equity                                              16,943    15,053     13,403     14,815     14,414

OTHER DATA
Number of restaurants at year end:
  Company operated                                                    37        30         19         21         12
  Franchised                                                         140       130        129        103         77
                                                            ------------  ---------  ---------  ---------  ---------
  Total                                                              177       160        148        124         89
                                                            ============  =========  =========  =========  =========

System-wide sales                                           $    145,517  $138,963   $125,706   $102,971   $ 63,952
Average sales per restaurant                                $        874  $    894   $    930   $    966   $    861
Percent increase (decrease) in "same store sales"                 (2.2)%     (3.6)%     (3.1)%      17.7%     (1.5)%
==========================================================  ============  =========  =========  =========  =========

 (All  dollar  amounts  in  thousands,  except  for  per  share  amounts)




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Company's revenues are derived principally from operating and franchising Miami Subs restaurants. Franchise revenues consist principally of initial franchise fees, area development fees, monthly royalty fees, and net sublease rental income. In the normal course of operations, the Company may also derive revenues from the sale of restaurants to franchisees.

Restaurant operating costs include food and paper costs, direct restaurant labor and benefits, marketing fees, and all other direct costs associated with operating the restaurants. General, administrative and franchise costs relate both to Company owned restaurants and the Company's franchising operations.

The Company's revenues and expenses are directly affected by the number, sales volumes, and profitability of its Company operated restaurants. Revenues, and to a lesser extent expenses, are also affected by the number and sales volumes of franchised restaurants. Initial franchise fees and the net gain on sales of restaurants are directly affected by the number of restaurants opened by franchisees and the number of restaurants sold to franchisees during the period.

For fiscal year 1996, the Company achieved net income of $305,000, as compared to losses in each of the two preceding fiscal years. The Company believes that its ability to sustain profitability will, among other factors, be dependent on improvement of sales and operating margins in existing Company and franchised restaurants, expansion of its franchise base, its ability to control future operating costs, and the successful opening and operation of new restaurants on a profitable basis.

On December 21, 1994, the Company acquired by merger MG III, Inc. ("MG III"). At the time of the acquisition, MG III was the Company's largest franchisee, operating eight restaurants, and was also a joint venture partner with the Company in the operation of five restaurants. MG III also held the non-exclusive development rights in a four state territory (North Carolina, South Carolina, and parts of Georgia and Northern Florida), and provided franchisor required services to franchised restaurants in the territory (31 at the time of acquisition) in return for approximately one-half of the standard royalty fees and initial franchise fees paid by all franchisees in the territory. As a result of the acquisition and merger of MG III, the Company began operating 13 additional restaurants (of which five restaurants were subsequently franchised as of May 31, 1996) and began receiving all royalties from the 31 franchised restaurants in the territory. See Note 2. to the consolidated financial statements.

Effective January 1, 1995, the Company acquired from Kavala, Inc. ("Kavala") a private company owned by Miami Subs founder and Company director Gus Boulis, two existing Miami Subs restaurants located in South Florida, and additional royalties from 21 existing franchised restaurants which were originally developed by Kavala. Under an arrangement with Kavala prior to this acquisition, the Company received one-half of the royalties associated with these franchised restaurants. See Note 2. to the consolidated financial statements.

On March 1, 1996, the Company acquired from a franchisee five existing Miami Subs Restaurants located in the Dallas, Texas metropolitan area, along with the development rights for the Dallas and Fort Worth, Texas markets. See Note
2.  to  the  consolidated  financial  statements.

During fiscal year 1996, the Company opened four new restaurants, acquired six restaurants from franchisees, and sold three existing restaurants to franchisees; franchisees opened 20 new restaurants and seven franchised restaurants closed. At May 31, 1996, there were 177 restaurants in the system, including 37 Company operated Restaurants and 140 franchised restaurants.

COMPARISON  OF  FISCAL  YEAR  1996  TO  1995

Total  Revenues

Total Company revenues increased 18.9% to $37.9 million in fiscal year 1996, as compared to $31.9 million in fiscal year 1995. The increase in total revenues was primarily due to restaurant sales from additional Company operated restaurants which were acquired and to a lesser extent, an increase in franchise revenues.


Restaurant  Sales

The Company's total restaurant sales increased approximately 19.3% to $32.4 million in 1996, as compared to $27.1 million in 1995. The increase in sales resulted from additional Company operated restaurants, which totaled 37 at the end of 1996, as compared to 30 at the end of 1995. During 1996, the Company opened four new Restaurants, acquired six restaurants from franchisees, and sold/transferred three restaurants to franchisees.

"Same-store-sales" in Company operated Restaurants declined by approximately 0.6% in 1996, and average unit sales for all restaurants operated by the Company in 1996 declined by approximately 1.4% to $1,058,000. Same store sales and average unit sales in the Company operated Restaurants increased by approximately 1.8% and 3.2% respectively, in fiscal year 1995. The Company attributes the 1996 declines in large part to intense industry competition and aggressive price discounting and marketing by larger national chains. In response to such conditions, during 1996 the Company introduced lower priced "value meals" and, in the later half of the fiscal year, implemented various discounting programs in order to increase customer traffic and sales. There can be no assurance that such programs will ultimately be successful in reversing the 1996 sales trends.

At  May  31,  1996,  the  Company operated restaurants were located in Florida
(19);  Atlanta,  Georgia (3), North Carolina (4), South Carolina (3), New York
(1),  New  Jersey  (1),  and  Texas  (6).

Revenues  From  Franchised  Restaurants

Revenues from franchised restaurants increased approximately 20.4% to $4.7 million in 1996, as compared to $3.9 million in 1995. Increased franchise revenues in 1996 were primarily the result of increased royalties, which increased by approximately 18.2% to $3.7 million in 1996, as compared to $3.2 million in 1995. This increase principally reflects the impact of the two acquisitions consummated in the third quarter of 1995, which included the right to receive additional royalty fees from 52 existing franchised
restaurants.    This  increase  was  partially  offset  by  a  decrease  of approximately 3.1% in average sales from franchised restaurants in 1996 as compared to 1995 and the closure of seven franchised restaurants in 1996. Same store sales in franchised restaurants (which is computed for those franchised restaurants operated for all of fiscal years 1996 and 1995 following an initial six month opening period) declined by approximately 4.1% in 1996 and 5.5% in 1995. The Company attributes such declines to intense industry-wide competition and, in 1996, to the introduction of lower priced "value meals" and the implementation of various discounting programs.

In addition to the recognition of initial franchise fees associated with the opening of 20 new franchised restaurants in 1996, the Company also recognized income of $324,000 in 1996 associated with the termination of nine area development agreements with franchisees. No income from the termination of area development agreements was recognized in 1995. Revenues from franchised restaurants was adversely affected in 1996 by a reduction of net rental income from franchised units from $142,000 in 1995 to $32,000 in 1996 principally as a result of delinquent (and unaccrued) rent due on certain franchised restaurants.

System-Wide  Sales

System-wide sales, which includes sales from Company operated restaurants and franchised restaurants, increased by approximately 4.7% to $145.5 million in 1996, as compared to $139.0 million in 1995. Average unit sales for all restaurants in operation in 1996 decreased by approximately 2.2% to $874,000, as compared to $894,000 in 1995. Same store sales for all units in the system (which is computed for those restaurants operated for all of fiscal years 1995 and 1994 following an initial six month opening period) declined by approximately 3.8% in 1996 and 3.6% in 1995, reflecting intense industry-wide competition, and aggressive price discounting and marketing by large national chains.

Net  Gain  From  Sales  of  Restaurants

The Company sold/transferred three of its existing restaurants to franchisees during 1996, and sold/transferred six restaurants to franchisees in 1995. Gains on the sale of restaurants are dependant on the Company's basis in and the overall performance of such units. Any gains realized are recorded as income when the sales are consummated and other conditions are met, including the adequacy of the down payment and the completion by the Company of its obligations under the contracts. Total gains recognized in 1996 amounted to $117,000, as compared to $112,000 in 1995, and deferred gains amounted to $387,000 at May 31, 1996. Although the Company intends to sell other existing restaurants in the future, there can be no assurance that any such sales will be consummated or that gains will be realized.

Restaurant  Operating  Costs

Restaurant operating costs increased to $28.6 million in 1996, as compared to $23.9 million in 1995, principally as a result of additional Company restaurants in operation and correspondingly higher sales during the year. Such costs as a percent of sales were 88.2% in both 1996 and 1995. Although food and labor costs improved by approximately 120 basis points in 1996, such improvements were offset by higher sales discounts associated with various marketing programs initiated in the later half of the year, and higher paper and produce costs.

General,  Administrative  and  Franchise  Costs

General, administrative and franchise costs amounted to approximately $6.4 million in 1996 and 1995, or 16.8% and 20.0% of total revenues, respectively. Although the Company has not hired additional administrative personnel in 1996 or granted salary increases to senior management, general and administrative costs in 1996 reflect a full year impact of certain senior level management and administrative/operating support personnel added during 1995, and the full year cost associated with a training and product development center which opened in the third quarter of 1995. General and administrative costs in 1996 and 1995 also include outside legal costs of approximately $628,000 and $362,000, respectively, a large part of which was incurred in defending or settling certain lawsuits which arose in prior years. Costs in 1995 also included a legal reserve of $400,000 in connection with a ruling in a lawsuit against the Company which is currently on appeal.

Depreciation  and  Amortization

Depreciation and amortization increased to $1.9 million in 1996, as compared to $1.5 million in 1995. The increase was principally the result of additional Company owned restaurants acquired or opened by the Company, and amortization of intangible assets associated with acquisitions consummated in the later half of the prior year.

Interest  Expense

Net interest expense increased to $741,000 in 1996, as compared to $581,000 in the previous year, principally reflecting higher debt levels ($9.5 million at May 31, 1996 as compared to $7.7 million at May 31, 1995).

COMPARISON  OF  FISCAL  YEAR  1995  TO  1994

Total  Revenues

Total revenues increased 21.5% to $31.9 million in fiscal year 1995, as compared to $26.2 million in fiscal year 1994. The increase in total revenues was primarily due to restaurant sales from additional Company operated restaurants which were acquired in fiscal year 1995, and to a lesser extent, an increase in franchise revenues.

Restaurant  Sales

The Company's total restaurant sales increased approximately 22.3% to $27.1 million in 1995, as compared to $22.2 million in 1994. Substantially all of the increase in sales resulted from unit growth of Company operated restaurants, which totaled 30 at the end of 1995, as compared to 19 at the end of 1994. During 1995, the Company acquired 18 restaurants from franchisees and sold/transferred seven restaurants to franchisees.

Same store sales in Company operated units increased by approximately 1.8% in fiscal year 1995. The Company determines same store sales for those restaurants operated by the Company for all of fiscal years 1995 and 1994 following an initial six month opening period. Accordingly, the increase for 1995 reflects the sales comparison for ten of the Company operated restaurants. Same store sales for Company operated restaurants were up approximately 2.8% in the first nine months of 1995, and were down approximately 1.9% in the fourth quarter. The Company attributes the decline in the fourth quarter to intense industry-wide competition, especially in the fast-service and quick-service/sandwich sector.

Average unit sales for all restaurants operated by the Company during 1995 increased by approximately 3.2% to $1,073,000, as compared to average unit sales of $1,040,000 in 1994. The increase in average unit sales was primarily attributable to higher sales volumes in certain of the Company's new restaurants, the sale or transfer of lower volume restaurants, and an increase in same store sales.

At  May  31,  1995,  the  Company operated restaurants were located in Florida
(20);  Atlanta,  Georgia (3), North Carolina (2), South Carolina (2), New York
(1), New Jersey (1), and Texas (1). In addition to these restaurants, the Company had two restaurants located in North Carolina under development at May 31, 1995.

Revenues  From  Franchised  Restaurants

Revenues from franchised restaurants increased approximately 22.2% to $3.9 million in 1995, as compared to $3.2 million in 1994. Increased franchise revenues in 1995 were primarily the result of increased royalties, which increased by approximately 20.6% to $3.2 million in 1995, as compared to $2.6 million in 1994. This increase principally reflects the impact of the two acquisitions consummated in the third quarter of 1995, which included the right to receive additional royalty fees from 52 franchised restaurants. This increase was partially offset by a decrease of approximately 5.5% in average sales from franchised restaurants in 1995 as compared to 1994 and the closure of nine franchised restaurants in 1995. Same store sales in franchised restaurants (which is computed for those franchised restaurants operated for all of fiscal years 1995 and 1994 following an initial six month opening period) declined by approximately 5.5% in 1995. The Company attributes this decline to intense industry-wide competition and, for restaurants located in Florida, a decline in tourism.

System-Wide  Sales

System-wide sales, which includes sales from Company operated restaurants and franchised restaurants, increased by approximately 10.5% to $139 million in 1995, as compared to $125.7 million in 1994. Average unit sales for all restaurants in operation in 1995 decreased by approximately 3.8% to $894,000, as compared to $930,000 in 1994. Same store sales for all units in the system (which is computed for those restaurants operated for all of fiscal years 1995 and 1994 following an initial six month opening period) declined by approximately 3.6% in 1995, reflecting increased industry-wide competition and, for restaurants located in Florida, a decline in tourism.

Net  Gain  From  Sales  of  Restaurants  and  Other

During 1995, the Company recognized a gain from the sale of one restaurant and deferred the gains on other sales until certain conditions are met. During 1994, the Company realized gains from the sale of three restaurants and a gain on the sale of a contract to purchase real estate. Although the Company may sell other existing or turn-key restaurants in the future, there can be no assurance that any such sales will be consummated or that gains will be realized.

Interest  Income  and  Other  Revenues

Interest income and other revenues increased to $716,000 in 1995, as compared to $513,000 in 1994. The increase in 1995 was principally due to an increase in interest income resulting from higher average short term investments and notes receivable.

Restaurant  Operating  Costs

Restaurant operating costs increased to $23.9 million in 1995, as compared to $19.9 million in 1994, principally as a result of additional Company restaurants in operation and correspondingly higher sales during the year. Such costs as a percent of sales were 88.2% in 1995, as compared to 89.8% in 1994, resulting in a 1.6% increase in restaurant level operating margins. Restaurant level operating margins increased throughout 1995 (from 10.4% in the first quarter to 12.6% in the fourth quarter), reflecting improvements in virtually all operating cost categories as well as increased average sales volumes.

General,  Administrative  and  Franchise  Costs

General, administrative and franchise costs increased to $6.4 million or 20.0% of total revenues in 1995, as compared to $5.9 million or 22.6% of total revenues in 1994. Since the third quarter of 1994, the Company has added senior level management and administrative/operating support personnel, including new training and product development facilities necessary to support the Company's current level of operations as well as future development and enhancement of the concept. General, administrative and franchise costs in 1995 also included a reserve of $400,000 in connection with a ruling in a lawsuit against the Company. General and administrative costs in 1994 included a provision for doubtful accounts of $556,000.



Depreciation  and  Amortization

Depreciation and amortization increased to $1,544,000 in 1995, as compared to $1,318,000 in 1994. The increase was principally the result of additional Company owned restaurants acquired in 1995, and amortization of intangible assets associated with acquisitions consummated during the year.

Interest  Expense

Net interest expense increased to $581,000 in 1995, as compared to $381,000 in the previous year, principally reflecting higher debt levels ($7.7 million at May 31, 1995 as compared to $4.3 million at May 31, 1994).

Provision  for  Under-performing  Restaurants

In 1994, the Company recorded a non-cash charge of $2,452,000, which principally related to six under-performing restaurants operated by the Company. The charge included the write down of the investment in certain of the restaurants, estimated losses to be incurred upon the disposition of certain restaurants, and a loss incurred relating to the reacquisition of a restaurant from a franchisee. The Company anticipates that the disposition of the identified restaurants would have a modest impact on its overall future profitability, restaurant margins and liquidity. No such charge was made in 1995.

LIQUIDITY  AND  CAPITAL  RESOURCES

During 1996, the Company's principal sources of cash were from operations totaling $2,217,000, principal payments received on notes receivable of $888,000, proceeds from the sale of restaurants of $296,000, and new borrowings, including borrowings under a bank line of credit for development of new restaurants, totalling $1,803,000. In addition, in connection with the Company's acquisition of five restaurants from a franchisee, the Company assumed existing indebtedness on the restaurants acquired of $1,467,000. The Company's principal uses of cash in 1996 were for development of new restaurants and property renovations and additions totaling $3,718,000, and scheduled debt repayments and maturities of $1,512,000. Cash and cash equivalents at May 31, 1996, amounted to $3,103,000 (which includes unexpended marketing fund contributions of $525,000), as compared to $3,145,000 (including $1,204,000 in unexpended marketing fund contributions) at May 31, 1995. At May 31, 1996, the Company's working capital deficiency was $1,579,000, as compared to $1,605,000 at the end of 1995. The Company is able to operate with a working capital deficiency because restaurant operations are conducted primarily on a cash basis, rapid turnover and frequent deliveries allow a limited investment in inventories, and accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

Current assets at May 31, 1996 include a non-recourse note receivable in the amount of approximately $1,270,000 resulting from the acquisition of five restaurants in March 1996. The note, which is secured by 1,325,000 shares of common stock of the Company, was originally due on July 1, 1996. The Company has extended the maturity date to September 30, 1996.

Although the Company continues to search out and access possible sites for the development of new free-standing Company restaurants, due to the current high cost of suitable real estate and sites and the intense competition in the industry, the Company does not currently plan to develop traditional, free-standing Company restaurants in fiscal year 1997. However, in connection with the development by the Company of non-traditional units for operation in airports and on tollroads, in fiscal 1996 the Company developed and opened a smaller, lower-cost proto-type unit which the Company believes is competitively positioned and suitable for development of in-line locations by franchisees. During fiscal year 1997, the Company, subject to availability of suitable locations, may develop one to two of these lower cost units for the purpose of expanding franchising efforts in this area. The Company has available through December 1997, a bank line of credit of approximately $5,600,000 for the development of new restaurants.

In addition to scheduled debt maturities/repayments in 1997 of $1,539,000, the Company's capital requirements for 1997 relate primarily to necessary capital improvements to existing restaurants and further enhancements to corporate and restaurant management information systems. Such expenditures in 1997 will be made as required, and will take into consideration the Company's current liquidity and working capital positions and anticipated future cash flows from operations and other sources.


The Company regularly reviews its restaurant facilities and operations and identifies certain restaurants for sale to franchisees. During 1996, three restaurants were sold/transferred to franchisees. The Company usually provides financing for these sales, and it is expected that future sales of identified restaurants will also be financed by the Company. Accordingly, the sale of such restaurants, if consummated, may not have a significant impact on the Company's liquidity position. The Company does expect however that its restaurant operating margins may improve, and that royalty income, interest income, and cash flow will increase as a result of the consummation of such sales. There can be no assurances however that any future sales will be consummated.

The Company's revenues increased from approximately $20.5 million in 1993 to $37.9 million in 1996, principally as a result of acquisitions of restaurants from franchisees and, in 1996, from development of new Company restaurants. The Company currently does not have plans for additional acquisitions or for the development of new Company restaurants in 1997, but may continue to sell certain existing Company restaurants to franchisees and focus future expansion on franchise development of both traditional and non-traditional restaurants. As a result, the Company's total future revenues may decline.

The Company expects that competition in the quick-service restaurant industry will continue to be intense and will remain so in the foreseeable future, resulting in continued pressure on sales and slower development of new traditional restaurants by franchisees. Accordingly, continued emphasis will be placed on franchising certain existing restaurants, improving operations in the remaining restaurants, developing new products, enhancing the effectiveness of marketing programs, and overall improvement and possible refinements to the entire system. The Company's ability to significantly expand and develop additional Company restaurants will ultimately depend on a number of factors, including unit level profitability and the Company's overall profitability and cash flow, the availability and cost of suitable locations, and the availability of adequate equity or debt financing.

Inflation

The Company does not believe that inflationary factors have had a significant effect on Company operations in the past three years. Any significant increase in inflation could affect Company operations as a result of increased costs for food and labor, as well as increased occupancy and equipment costs. Congress has recently passed the "Small Business Job Protection Act" which, amoung other provisions, provides for an increase in the minimum wage from the current $4.25 per hour to $4.75 on October 1, 1996, and to $5.15 on September 1, 1997. The Company is reviewing the potential impact of the minimum wage increase on its operations, and is considering whether the wage increase or any part thereof will be passed on through price increases.

During fiscal year 1996, the Company did not make any significant menu price adjustments in order to increase or maintain profit margins. The Company expects that greater volume purchase discounts on food and supplies may be available in the future as the restaurant chain grows, which could partially offset the impact of any cost increases.

Seasonality

The Company does not expect seasonality to affect its operations in a materially adverse manner. However, the Company's restaurant sales during its first and fourth fiscal quarters are generally higher than its second and third quarters due to the location of the majority of its restaurants in Florida.

Recently  Issued  Accounting  Standards

The  Company  is required to adopt Statement of Financial Accounting Standards
(SFAS) No. 121, "Accounting For the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of" in the first quarter of fiscal year 1997.
 SFAS No. 121 in general requires that such impaired assets be written down to a reduced carrying value. The Company is currently reviewing implementation of SFAS 121 and has not determined the impact of SFAS 121 on its results of operations or financial position.

In October 1995, SFAS No. 123, "Accounting for Stock Based Compensation" was issued, which prescribes revised standards of accounting and reporting for stock based employee compensation plans. The Company is required to adopt Statement No. 123 during the year ending May 31, 1997 and anticipates that the accounting for its stock based compensation will continue to follow APB Opinion No. 25. The Company expects to provide pro forma disclosure in fiscal 1997 using the fair market value method specified in Statement No. 123.


ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

Attached hereto and filed as a part of this Form 10-K are the consolidated financial statements and the consolidated financial statement schedule listed in the Index to the Consolidated Financial Statements.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                   PART III

ITEMS 10, 11, 12 AND 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by these items is omitted because the Company intends to file a proxy statement with the Commission pursuant to Regulation 14A not later than 120 days after the close of the fiscal year in accordance with General Instruction G(3) to Form 10-K. The information called for by these items is incorporated herein by reference to the proxy statement.



                                   PART IV


ITEM  14.    EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULE AND REPORTS ON FORM 8-K

(a)          The  following  documents  are  filed  as  a part of this Report:

     (1) Consolidated Financial Statements. See Index to Consolidated Financial Statements on page 18 of this Report on Form 10-K.

     (2)       Consolidated  Financial  Statement Schedule.  See Index to
               Consolidated Financial Statements on page 18 of this Report on Form 10-K.

(b)         Reports  on  Form  8-K.

     A Form 8-K dated March 14, 1996 was filed on March 15, 1996 together with the audited financial statements of LoneStar Hospitality Corporation and its subsidiaries at March 31, 1994 and 1995 to report under Item 2. "Acquisition or disposition of Assets", the acquisition of five existing Miami Subs Grill restaurants along with the development rights for Dallas and Fort Worth, Texas market from LoneStar Hospitality Corporation on March 1, 1996. A Form 8-K/A (Amendment No. 1) dated May 9, 1996 was filed on May 10, 1996 together with certain pro forma financial information related to the acquisition.

(c)                    Exhibits.

     Exhibit  No.      Description

     10.1              Amendment dated June 26, 1996 to Mr. Russo's Employment
                       Agreement.

     10.2              Amendment dated June 11, 1996 to Mr. Russo's Stock
                       Option Agreement.

     23 Accountants' Consent regarding Registration Statements on Forms S-8 and S-3.



                            MIAMI SUBS CORPORATION


INDEX  TO  CONSOLIDATED  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


The following consolidated financial statements of the Registrant are included in Item 8:

     Independent  Auditors'  Report

     Consolidated  Balance  Sheets  as  of  May  31,  1996  and  1995

     Consolidated Statements of Operations for each of the years in the three year period ended May 31, 1996

     Consolidated Statements of Shareholders' Equity for each of the years in the three year period ended May 31, 1996

     Consolidated Statements of Cash Flows for each of the years in the three year period ended May 31, 1996

     Notes  to  Consolidated  Financial  Statements


The following financial information is provided as consolidated financial statement schedules under Item 14(d) to this Form 10-K:

     (i)      MIAMI SUBS CORPORATION CONSOLIDATED FINANCIAL STATEMENT SCHEDULE


     Schedule  VIII          -          Valuation  and  Qualifying  Accounts


All other schedules for which provision is made in the applicable regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.













                         INDEPENDENT AUDITORS' REPORT



The  Board  of  Directors  and  Shareholders
Miami  Subs  Corporation:

We have audited the accompanying consolidated balance sheets of Miami Subs Corporation and subsidiaries as of May 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended May 31, 1996. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as of May 31, 1996 and 1995, and for each of the years in the three-year period ended May 31, 1996. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Miami Subs Corporation and subsidiaries as of May 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                  KPMG  PEAT  MARWICK  LLP



August  2,  1996


                                     MIAMI SUBS CORPORATION
                                  CONSOLIDATED BALANCE SHEETS


                                                                        May 31,       May 31,
ASSETS                                                                    1996          1995
- --------------------------------------------------------------------  ------------  ------------

CURRENT ASSETS
Cash and cash equivalents                                             $ 3,103,000   $ 3,145,000
Notes and accounts receivable - net                                     2,250,000     1,437,000
Food and supplies inventories                                             381,000       289,000
Other                                                                     332,000       309,000
                                                                      ------------  ------------
Total Current Assets                                                    6,066,000     5,180,000

Notes receivable                                                        3,778,000     3,530,000
Property and equipment - net                                           17,955,000    14,592,000
Intangible assets - net                                                 8,004,000     9,227,000
Other                                                                     558,000       513,000
                                                                      ------------  ------------

TOTAL                                                                 $36,361,000   $33,042,000
                                                                      ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
- --------------------------------------------------------------------
CURRENT LIABILITIES
Accounts payable and accrued liabilities                              $ 6,106,000   $ 5,298,000
Current portion of notes payable and capitalized lease obligations      1,539,000     1,487,000
                                                                      ------------  ------------
Total Current Liabilities                                               7,645,000     6,785,000
                                                                      ------------  ------------

Long-term portion of notes payable and capitalized lease obligations    7,955,000     6,249,000
Deferred franchise fees and other deferred income                       1,712,000     2,241,000
Accrued liabilities and other                                           2,106,000     2,714,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Series A Convertible Preferred Stock, $.01 par value, 8,000,000 shares authorized; aggregate liquidation preference $2,011,000
   at May 31, 1996                                                         10,000        13,000
Common stock, $.01 par value; authorized 50,000,000 shares                273,000       257,000
Additional paid-in capital                                             24,565,000    22,993,000
Accumulated deficit                                                    (7,342,000)   (7,647,000)
                                                                      ------------  ------------
                                                                       17,506,000    15,616,000
Less note receivable from sale of stock                                  (563,000)     (563,000)
                                                                      ------------  ------------
Total Shareholders' Equity                                             16,943,000    15,053,000
                                                                      ------------  ------------

TOTAL                                                                 $36,361,000   $33,042,000
====================================================================  ============  ============





See  accompanying  notes  to  consolidated  financial  statements.


                                              MIAMI SUBS CORPORATION
                                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                 YEAR ENDED MAY 31,
                                                                                --------------------
                                                                      1996              1995              1994
                                                                   -----------  --------------------  ------------

REVENUES
- -----------------------------------------------------------------
Restaurant sales                                                   $32,398,000  $        27,148,000   $22,190,000
Revenues from franchised restaurants                                 4,720,000            3,920,000     3,207,000
Net gain from sales of restaurants and other                           117,000              112,000       332,000
Interest income                                                        469,000              477,000       348,000
Other revenues                                                         208,000              239,000       165,000
                                                                   -----------  --------------------  ------------
Total                                                               37,912,000           31,896,000    26,242,000
                                                                   -----------  --------------------  ------------

EXPENSES
- -----------------------------------------------------------------
Restaurant operating costs (including lease costs paid to Kavala
, Inc. of $313,000, $271,000 and $230,000, respectively)            28,573,000           23,942,000    19,925,000
General, administrative and franchise costs                          6,351,000            6,390,000     5,936,000
Depreciation and amortization                                        1,942,000            1,544,000     1,318,000
Interest expense - net of capitalized interest                         741,000              581,000       381,000
Provision for under-performing restaurants                                   -                    -     2,452,000
                                                                   -----------  --------------------  ------------
Total                                                               37,607,000           32,457,000    30,012,000
                                                                   -----------  --------------------  ------------

Net income (loss)                                                  $   305,000  $          (561,000)  $(3,770,000)
                                                                   ===========  ====================  ============

Net income (loss) per common and common share    equivalents
                                                                   $       .01  $             ( .02)  $     ( .16)
                                                                   ===========  ====================  ============

Weighted average number of common and common
 share equivalents outstanding                                      27,243,000           26,026,000    24,195,000
                                                                   ===========  ====================  ============




See  accompanying  notes  to  consolidated  financial  statements.



                                              MIAMI SUBS CORPORATION
                                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                   Preferred Stock    Preferred Stock   Common Stock  Common Stock
                                                        Shares            Amount           Shares        Amount
                                                   ----------------  -----------------  ------------  -------------



Balance at May 31, 1993                                  1,933,270   $         20,000     21,720,624  $     217,000

Preferred stock conversions                               (703,175)            (7,000)       703,175          7,000
Preferred stock dividend                                                                     345,023          3,000
Exercise of warrants - net                                                                 1,042,000         11,000
Redemption of note receivable
Net loss
- -------------------------------------------------  ----------------  -----------------  ------------  -------------
BALANCE AT MAY 31, 1994                                  1,230,095             13,000     23,810,822        238,000

Preferred stock dividend                                                                     307,523          3,000
Exercise of options and warrants                                                             545,900          6,000
Stock issued to acquire MG III, Inc.                                                       1,000,000         10,000
Net loss
- -------------------------------------------------  ----------------  -----------------  ------------  -------------
BALANCE AT MAY 31, 1995                                  1,230,095             13,000     25,664,245        257,000

Preferred stock conversions                               (224,595)            (3,000)       224,595          3,000
Exercise of options and warrants                                                              25,000
Stock issued to acquire restaurants                                                        1,325,000         13,000
MG III, Inc. purchase accounting       adjustment

Net income
- -------------------------------------------------  ----------------  -----------------  ------------  -------------
BALANCE AT MAY 31, 1996                                  1,005,500   $         10,000     27,238,840  $     273,000
=================================================  ================  =================  ============  =============


                                                    Additional  Paid-In
                                                          Capital          Accumulated       Note
                                                   ---------------------
                                                                             Deficit      Receivable      Total
                                                                          -------------  ------------  ------------

Balance at May 31, 1993                            $         18,014,000   $ (3,316,000)  $  (120,000)  $14,815,000

Preferred stock conversions
Preferred stock dividend                                         (3,000)
Exercise of warrants - net                                    2,227,000                                  2,238,000
Redemption of note receivable                                                                120,000       120,000
Net loss                                                                    (3,770,000)                 (3,770,000)
- -------------------------------------------------  ---------------------  -------------  ------------  ------------
BALANCE AT MAY 31, 1994                                      20,238,000     (7,086,000)                 13,403,000

Preferred stock dividend                                         (3,000)
Exercise of options and warrants                                768,000                     (563,000)      211,000
Stock issued to acquire MG III, Inc.                          1,990,000                                  2,000,000
Net loss                                                                      (561,000)                   (561,000)
- -------------------------------------------------  ---------------------  -------------  ------------  ------------
BALANCE AT MAY 31, 1995                                      22,993,000     (7,647,000)     (563,000)   15,053,000

Preferred stock conversions
Exercise of options and warrants                                 13,000                                     13,000
Stock issued to acquire restaurants                           1,909,000                                  1,922,000
MG III, Inc. purchase accounting       adjustment
                                                               (350,000)                                  (350,000)
Net income                                                                     305,000                     305,000
- -------------------------------------------------  ---------------------  -------------  ------------  ------------
BALANCE AT MAY 31, 1996                            $         24,565,000   $ (7,342,000)  $  (563,000)  $16,943,000
=================================================  =====================  =============  ============  ============


                  See accompanying notes to consolidated financial statements.





                                                    MIAMI SUBS CORPORATION
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               Year Ended May 31,
                                                                              --------------------
                                                                                      1996              1995          1994
                                                                              --------------------  ------------  ------------

OPERATING ACTIVITIES:
Net income (loss)                                                             $           305,000   $  (561,000)  $(3,770,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
     operating activities:
Depreciation and amortization                                                           1,438,000     1,253,000     1,163,000
Amortization of intangible assets                                                         504,000       291,000       155,000
Provision for under-performing restaurants, doubtful accounts and other                         -             -     3,233,000
Net gain on sales of restaurants and other                                               (117,000)     (112,000)     (332,000)
Loss (income) from investment in joint venture                                                  -        16,000       (16,000)
Cash received from operations of joint venture                                                  -         3,000       131,000
Changes in assets and liabilities:
Decrease (increase) in accounts receivable                                                330,000      (268,000)      253,000
(Increase) decrease in food and supplies inventories                                      (43,000)        8,000        27,000
(Increase) decrease in other current assets                                                (7,000)     (133,000)      143,000
(Increase) decrease in other assets                                                       (39,000)       68,000      (311,000)
Increase in accounts payable and accrued liabilities                                      288,000       335,000     1,420,000
(Decrease) increase in deferred franchise fees and other deferred income                 (442,000)     (231,000)      772,000
                                                                              --------------------  ------------  ------------
Net Cash Provided By Operating Activities                                               2,217,000       669,000     2,868,000
                                                                              --------------------  ------------  ------------

INVESTING ACTIVITIES:
Purchase of property and equipment                                                     (3,718,000)   (1,318,000)   (3,443,000)
Investment in joint venture                                                                     -             -      (355,000)
Proceeds from sales of restaurants                                                        296,000       215,000       800,000
Loans to franchisees and other                                                            (29,000)     (296,000)     (100,000)
Acquisition of MG III, Inc.                                                                     -      (800,000)            -
Acquisition from Kavala, Inc.                                                                   -    (3,250,000)            -
Payments received on notes receivable                                                     888,000       611,000       716,000
                                                                              --------------------  ------------  ------------
Net Cash Used In Investing Activities                                                  (2,563,000)   (4,838,000)   (2,382,000)
                                                                              --------------------  ------------  ------------

FINANCING ACTIVITIES:
Proceeds from borrowings                                                                1,803,000     2,933,000     1,250,000
Repayment of debt                                                                      (1,512,000)   (1,255,000)     (977,000)
Proceeds from exercise of stock options and warrants - net                                 13,000       211,000     2,238,000
                                                                              --------------------  ------------  ------------
Cash Provided By Financing Activities                                                     304,000     1,889,000     2,511,000
                                                                              --------------------  ------------  ------------

INCREASE (DECREASE) IN CASH                                                               (42,000)   (2,280,000)    2,997,000
CASH AT BEGINNING OF PERIOD                                                             3,145,000     5,425,000     2,428,000
CASH AT END OF PERIOD                                                         $         3,103,000   $ 3,145,000   $ 5,425,000
                                                                              ====================  ============  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                                        $           806,000   $   556,000   $   427,000
Loans to franchisees in connection with sales of restaurants                  $           818,000   $ 2,144,000   $   971,000
Liabilities assumed in the acquisition of restaurants                                           -             -   $   935,000
- ----------------------------------------------------------------------------  --------------------  ------------  ------------



                  See accompanying notes to consolidated financial statements.



                            MIAMI SUBS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.          BUSINESS  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     DESCRIPTION  OF  BUSINESS

MIAMI SUBS CORPORATION (the "Company") operates and franchises quick service restaurants under the names "Miami Subs" and "Miami Subs Grill". At May 31, 1996, there were 177 restaurants operating in the Miami Subs system, of which 37 were operated by the Company and 140 were operated by franchisees.
Nineteen of the Company operated restaurants and 106 of the franchised restaurants are located in Florida.

PRINCIPLES  OF  CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the
Company  and  its  wholly-owned  subsidiaries.   All intercompany accounts and
transactions  have  been  eliminated  in  consolidation.

     FINANCIAL  STATEMENT  ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     CASH  AND  CASH  EQUIVALENTS

Cash and cash equivalents includes cash on hand and on deposit, highly liquid instruments with maturities of three months or less, and unexpended marketing fund contributions of $525,000 and $1,204,000 at May 31, 1996 and 1995, respectively.

     FRANCHISE  OPERATIONS

In connection with its franchising operations, the Company receives initial franchise fees, development fees, royalties, contributions to marketing funds, and in certain cases, revenue from sub-leasing restaurant properties to
franchisees.    Initial  franchise  fees  are  recognized  as  income  when substantially all services and conditions relating to the sale of the franchise have been performed or satisfied, which occurs when the franchised restaurant commences operations. Development fees are non-refundable and the related agreements require the franchisee to open a specified number of restaurants in the development area within a specified time period or the agreements may be cancelled by the Company. Revenue from development agreements is deferred and recognized as restaurants in the development area commence operations on a pro rata basis to the minimum number of restaurants required to be open, or at the time the development agreement is effectively cancelled. Royalties, which are based upon a percentage of the franchisee's gross sales, are recognized as income when the fees are earned and become
receivable  and  collectible.    Revenue  from  sub-leasing  properties  to
franchisees is recognized as income as the revenue is earned and becomes receivable and collectible. Such revenues are presented net of the associated occupancy costs in the accompanying consolidated financial statements.

Marketing contributions are offset against the related costs incurred. Contributions received in excess of expenditures are classified as current liabilities in the accompanying consolidated financial statements.

Revenues  from  franchised  restaurants  consist  of  the  following:



                                 Year Ended May 31,
                                 -------------------
                                        1996             1995        1994
                                 -------------------  ----------  ----------

Royalties                        $         3,752,000  $3,173,000  $2,630,000
Franchise and development fees               936,000     605,000     448,000
Sublease rental income (net)                  32,000     142,000     129,000
                                 -------------------  ----------  ----------
Total                            $         4,720,000  $3,920,000  $3,207,000
===============================  ===================  ==========  ==========



          SALES  OF  RESTAURANTS

Gains on the sale of restaurants are recorded as income when the sales are consummated and other conditions are met, including adequacy of down payment and the completion by the Company of its obligations under the contracts. Until such conditions are met, such gains are included in deferred income.

FOOD  AND  SUPPLIES  INVENTORIES

Food and supplies inventories are stated at the lower of cost (first-in, first-out method) or market.

PRE-OPENING  COSTS

Certain costs related to hiring, training and other costs of opening new Company-operated restaurants are capitalized and amortized over a twelve-month period commencing with the restaurant opening.

PROPERTY  AND  EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation and amortization. Additions and renewals are charged to the property accounts and expenditures for maintenance and repairs are charged to operations as incurred. Depreciation and amortization are expensed on the straight-line method over the lesser of the lease term (including option periods) or the estimated useful lives of the assets.

INTANGIBLE  ASSETS
Costs incurred to acquire the trademark and franchise rights to the Miami Subs concept and other intangibles consisting principally of royalty rights acquired, are amortized over a twenty year period on a straight line basis.

Restaurants acquired are accounted for under the purchase method and recorded at the estimated fair value of the equipment and building improvements acquired. The excess of cost over the fair value of the assets acquired, including goodwill if any, is amortized using the straight-line method over the remaining term of the underlying property leases, but not in excess of 20 years.

PROVISION  FOR  UNDERPERFORMING  RESTAURANTS  AND  IMPAIRMENT  OF  LONG-LIVED
ASSETS

The Company regularly reviews the investment in its restaurants, intangibles, and other non-current assets for the possible permanent impairment of value. When such impairment is identified, or when the Company adopts a plan for the disposal of identified restaurants, a provision is made to adjust the carrying value of the asset to estimated net realizable value. The provision includes the estimated direct costs associated with the divestiture of the identified restaurants, but does not include any possible future losses from operation of the restaurants identified to be sold. At May 31, 1996 and 1995, accrued liabilities and other includes $1,243,000 and $1,359,000, respectively, relating to the provision for underperforming restaurants.

INCOME  TAXES

Income taxes are accounted for under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

NET  INCOME  (LOSS)  PER  SHARE

The net income (loss) per share amounts are computed based on the weighted average number of common shares and common share equivalents outstanding during the period, computed using the treasury stock method. Common share equivalents include convertible preferred stock, options and warrants. Common share equivalents were excluded from the computations in 1995 and 1994 because the effect would have been anti-dilutive.

     DISCLOSURES  ABOUT  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

The estimated fair value of financial instruments has been determined based on available information and appropriate valuation methodologies. The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term nature of the accounts. The fair value of long-term notes receivable and notes payable approximate the carrying value of such assets and liabilities as of May 31, 1996.

     RECENTLY  ISSUED  ACCOUNTING  STANDARDS

The  Company  is required to adopt Statement of Financial Accounting Standards
(SFAS) No. 121, "Accounting For the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of" in the first quarter of fiscal year 1997.
 SFAS No. 121 in general requires that such impaired assets be written down to a reduced carrying value. The Company is currently reviewing implementation of SFAS 121 and has not determined the impact of SFAS 121 on its results of operations or financial position.

In October 1995, SFAS No. 123, "Accounting for Stock Based Compensation" was issued, which prescribes revised standards of accounting and reporting for stock based employee compensation plans. The Company is required to adopt Statement No. 123 during the year ending May 31, 1997 and anticipates that the accounting for its stock based compensation will continue to follow APB Opinion No. 25. The Company expects to provide pro forma disclosure in fiscal 1997 using the fair market value method specified in Statement No. 123.

RECLASSIFICATION

Certain 1995 and 1994 balances have been reclassified to conform to the 1996 presentation.

2.                    ACQUISITIONS

          On December 21, 1994, the Company acquired by merger MG III, Inc. ("MG III"). At the time of the acquisition, MG III was the Company's largest franchisee, operating eight restaurants, and was also a joint venture partner with the Company in the operation of five restaurants. MG III also held the non-exclusive development rights in a four state territory (North Carolina, South Carolina, and parts of Georgia and Northern Florida), and provided franchisor required services to franchised restaurants in the territory (31 at the time of acquisition) in return for approximately one-half of the standard royalty fees and initial franchise fees paid by all franchisees in the territory. In the merger, the sole shareholder of MG III received 1.0 million shares of the Company's common stock, a warrant to acquire 100,000 shares of the Company's common stock at an exercise price of $6.00 per share, and $800,000 cash representing the repayment of certain amounts due to the sole shareholder by MG III. The Company also assumed MG III's indebtedness to banks of approximately $1.8 million and other liabilities totaling approximately $900,000. As a result of the acquisition and merger of MG III, the Company began operating 13 additional restaurants (of which five restaurants were subsequently franchised as of May 31, 1996) and began receiving all royalties from the 31 franchised restaurants in the territory.

          Effective January 1, 1995, the Company acquired from Kavala, Inc. ("Kavala") a private company owned by Miami Subs founder and Company director Gus Boulis, two existing Miami Subs restaurants located in South Florida, and additional royalties from 21 existing franchised restaurants which were originally developed by Kavala. Under an arrangement with Kavala prior to this acquisition, the Company received one-half of the royalties associated with these franchised restaurants. The acquisition was made for cash totaling $3.2 million, of which $2.5 million was provided through bank financing.


          The above described acquisitions were accounted for as purchases and the accompanying Consolidated Statements of Operations include the results of these operations from the dates of their respective acquisitions. The purchase prices allocated to the assets and liabilities acquired were based on their fair values as follows:



                                MG III       Kavala       Total
                             ------------  ----------  ------------

Current assets               $   153,000            -  $   153,000
Property and equipment         2,449,000   $  355,000    2,804,000
Intangible and other assets    3,138,000    2,895,000    6,033,000
Current liabilities           (1,506,000)           -   (1,506,000)
Notes payable                 (1,784,000)           -   (1,784,000)
                             ------------  ----------  ------------
Total                        $ 2,450,000   $3,250,000  $ 5,700,000
===========================  ============  ==========  ============



          Assuming that the above acquisitions had been consummated at the beginning of each year, the unaudited pro forma results of operations for 1995 and 1994 would have been as follows:



                                      For the Year Ended May 31,
                                     ----------------------------
                                                 1995                  1994
                                     ----------------------------  ------------

Total revenues                       $                39,707,000   $37,603,000
Net loss                             $                  (287,000)  $(4,265,000)
Net loss per share                   $                     ( .01)  $     ( .17)
===================================  ============================  ============
Weighted average shares outstanding                   26,539,000    25,195,000
===================================  ============================  ============



          The above information may not be indicative of the results of operations which actually would have occurred had the transactions taken place at the beginning of fiscal year 1994 or which may be obtained in the future.

On March 1, 1996, the Company acquired from a franchisee five existing Miami Subs Grill restaurants located in the Dallas, Texas metropolitan area, along with the development rights for the Dallas and Fort Worth Texas markets. As consideration for the acquisition, the Company issued 1,325,000 shares of its common stock and assumed existing indebtedness on the restaurants of
$1,467,000. In addition, the Company received a non-interest bearing promissory note in the original amount of $1,500,000, which was reduced by cash and equivalents (principally transferable inventories, supplies, and deposits) in the amount of $200,000 at the closing. The unpaid principal balance of the note, which is non-recourse and secured by the common stock, was originally due on July 1, 1996, and has been extended by the Company to September 30, 1996. The acquisition was accounted for as a purchase and the accompanying Consolidated Statements of Operations includes the results of these operations from the date of the acquisition. The purchase price was allocated principally to property and equipment of the restaurants acquired.

Assuming that the above acquisition has been consummated at the beginning of each year, the unaudited pro forma results of operations for 1996 and 1995 would have been as follows:



                                      For the Year Ended May 31,
                                      ---------------------------
                                                 1996                  1995
                                      ---------------------------  ------------

Total revenues                        $                41,046,000  $36,816,000
Net income (loss)                     $                   183,000  $(1,059,000)
Net income (loss) per share           $                       .01  $     ( .04)
====================================  ===========================  ============
Weighted average shares outstanding                    28,235,000   27,351,000
====================================  ===========================  ============



The above information may not be indicative of the results of operations which actually would have occurred had the acquisition taken place at the beginning of fiscal year 1995 or which may be obtained in the future.




3.                    NOTES  AND  ACCOUNTS  RECEIVABLE


          Notes  and  accounts  receivable  consist  of  the  following:


                                                          1996          1995
                                                      ------------  ------------

Notes receivable                                      $ 5,548,000   $ 4,654,000
Royalties and other receivables due from franchisees      729,000       667,000
Other                                                     141,000       135,000
                                                      ------------  ------------
Total                                                   6,418,000     5,456,000
Less allowance for doubtful accounts                     (390,000)     (489,000)
                                                      ------------  ------------
                                                        6,028,000     4,967,000
Less notes receivable due after one year               (3,778,000)   (3,530,000)
                                                      ------------  ------------
Notes and accounts receivable-current portion         $ 2,250,000   $ 1,437,000
                                                      ============  ============




Notes receivable at May 31, 1996, include a non-recourse note in the amount of approximately $1,270,000 resulting from the acquisition of five restaurants in March 1996 (See Note 2.). The maturity date of the note, which is secured by the common stock issued, was originally due on July 1, 1996, and has been extended by the Company to September 30, 1996. The balance of notes receivable at May 31, 1996, principally result from sales of restaurant businesses to franchisees and are generally guaranteed by the purchaser and collateralized by the restaurant businesses and assets sold, which are mostly located in Florida. The notes are generally due in monthly installments of principal and interest, with interest rates ranging principally between 8% and 12%.


4.                    PROPERTY  AND  EQUIPMENT

Property  and  equipment  consist  of  the  following:


                                                    1996          1995
                                                ------------  ------------

Land                                            $ 2,231,000   $ 2,231,000
Buildings and leasehold improvements             12,118,000     9,018,000
Furniture and equipment                           7,257,000     5,637,000
Property held under capitalized leases              812,000       812,000
Construction in progress                             30,000        20,000
                                                ------------  ------------
Property and equipment at cost                   22,448,000    17,718,000
Less accumulated depreciation and amortization   (4,493,000)   (3,126,000)
                                                ------------  ------------
Property and equipment-net                      $17,955,000   $14,592,000
                                                ============  ============




5.          INTANGIBLE  ASSETS


Intangible  assets  consist  of  the  following:


                                                            1996         1995
                                                        ------------  -----------

Trademark and franchise rights                          $ 2,719,000   $2,666,000
Excess of costs over fair value of net assets acquired    6,472,000    7,244,000
                                                        ------------  -----------
                                                          9,191,000    9,910,000
Less accumulated amortization                            (1,187,000)    (683,000)
                                                        ------------  -----------
Intangible assets - net                                 $ 8,004,000   $9,227,000
======================================================  ============  ===========






6.          ACCOUNTS  PAYABLE  AND  ACCRUED  LIABILITIES

Accounts  payable  and  accrued  liabilities  consist  of  the  following:


                                          1996        1995
                                       ----------  ----------

Accounts payable                       $2,331,000  $1,566,000
Accrued wages and related liabilities     988,000     742,000
Accrued real estate and sales taxes       608,000     476,000
Legal and related                         604,000     129,000
Marketing fund contributions              525,000   1,204,000
Other                                   1,050,000   1,181,000
                                       ----------  ----------
Total                                  $6,106,000  $5,298,000
=====================================  ==========  ==========




7.          NOTES  PAYABLE  AND  CAPITALIZED  LEASE  OBLIGATIONS

     A  summary  of  notes  payable  and  capitalized  lease  obligations  is  as  follows:


                                                                            1996          1995
                                                                        ------------  ------------

Various notes payable to banks at prime plus 1.5% (9.75% at May 31,
  1996), secured by accounts and notes receivable, land, restaurant
  property and equipment and due in monthly payments through 2001       $ 5,367,000   $ 4,586,000
Note payable to finance company at 11.5%, secured by five
  restaurants and equipment, payable in equal monthly installments
  through 2001, with a principal payment of $267,000 paid in June 1996    1,430,000             -
9.0% - 11.5% mortgages and notes payable, secured by
  various restaurant properties and equipment and due in
  varying monthly installments through 2001                               1,453,000     1,411,000
10 3/8% mortgage note payable, secured by corporate
  office building, due in monthly payments through 2007                     509,000       534,000
Note payable to bank at prime plus 2.0% (10.25% at May 31, 1996), secured by leased restaurant properties and equipment,
  due in monthly payments through 2000                                      264,000       605,000
Capitalized lease obligations                                               471,000       600,000
                                                                        ------------  ------------
Total                                                                     9,494,000     7,736,000
Less current portion                                                     (1,539,000)   (1,487,000)
                                                                        ------------  ------------
Long-term portion                                                       $ 7,955,000   $ 6,249,000
======================================================================  ============  ============



The above notes are secured by property and equipment with a book value of approximately $12,210,000 at May 31, 1996, and notes and accounts receivable of approximately $2,000,000.

At May 31, 1996, the approximate annual maturities of notes payable and capitalized lease obligations for each of the five years ending May 31, 2001, are $1,539,000, $1,728,000, $2,087,000, $910,000 and $2,888,000, respectively.

Total interest costs incurred for the years ended May 31, 1996, 1995 and 1994 was $798,000, $581,000, and $440,000, respectively. Capitalized interest cost with respect to qualifying new restaurant construction was $57,000 in 1996 and $59,000 in 1994.

The Company has a $7.0 million line of credit from a bank for the development of new Company operated restaurants. Approximately $1.4 million has been funded under this facility. The credit facility, which is available through December 1997, may be used for interim construction of individual restaurants as well as term financing for five years upon completion of construction of such restaurants. Amounts funded under the facility incur interest at the banks prime rate plus 1.5%.

8.          DEFERRED  FRANCHISE  FEES  AND  OTHER  DEFERRED  INCOME


Deferred  franchise  fees  and other deferred income consist of the following:


                                      1995        1995
                                   ----------  ----------

Development fees                   $  475,000  $  760,000
Franchise fees                         87,000     180,000
Deferred gains and vendor rebates   1,150,000   1,301,000
                                   ----------  ----------
Total                              $1,712,000  $2,241,000
                                   ==========  ==========




9.          INCOME  TAXES

     The primary components that comprise the deferred tax assets and liabilities are as follows:


                                                    1996          1995
                                                ------------  ------------

Deferred tax assets:
   Accounts and notes receivable                $   125,000   $   178,000
   Other liabilities and reserves                 1,136,000     1,003,000
   Deferred income and franchise deposits           172,000       387,000
   Other                                             15,000        20,000
   Net operating loss and other carry-forwards    2,408,000     1,954,000
                                                ------------  ------------
   Total deferred tax assets                      3,856,000     3,542,000
                                                ------------  ------------

Deferred tax liabilities:
   Property and equipment                           311,000       465,000
   Investment in joint venture                                     75,000
   Intangible assets                                145,000
   Other                                             38,000        85,000
                                                ------------  ------------
   Total deferred tax liabilities                   494,000       625,000
                                                ------------  ------------
Subtotal                                          3,362,000     2,917,000
Less valuation allowance                         (3,362,000)   (2,917,000)
                                                ------------  ------------
Net deferred tax assets                         $         -   $         -
==============================================  ============  ============




The net change in the valuation allowance for the year ended May 31, 1996 was an increase of $445,000.

At May 31, 1996 and 1995, the Company had no deferred tax assets or liabilities reflected on its consolidated financial statements since net deferred tax assets are offset by a valuation allowance. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the level of historical operating results, scheduled reversal of deferred tax liabilities, and projected future taxable income in making this assessment.

The difference between the actual tax provision and the tax provision by applying the statutory federal income tax rate is attributable to the following:



                                           1996    1995     1994
                                          ------  -------  -------

Statutory federal income tax rate          34.0%  (34.0)%  (34.0)%
Intangible costs amortized                 21.3      3.2        -
Other                                       2.4      (.4)     (.2)
Operating losses (utilized) not utilized  (57.7)    31.2     34.2
                                          ------  -------  -------
Effective income tax rate                   -  %     -  %     -  %
                                          ======  =======  =======





At May 31, 1996, the Company had net operating loss carry-forwards for tax purposes of approximately $5.7 million, which are available to reduce future taxable income through 2011 (subject to limitations imposed under the Internal Revenue Code regarding changes in ownership which limits utilization of $2.8 million of the carry-forwards on an annual basis to approximately $340,000). The Company also has general business credit carry-forwards of approximately $300,000 which can be used to offset tax liabilities through 2010.

The Company's federal income tax returns for fiscal years 1992 through 1995, inclusive, are currently under examination by the Internal Revenue Service. The examining agent has not issued a formal report reflecting proposed adjustments to tax returns previously filed by the Company. Based on informal communications with the examining agent, the Company believes that any adjustment(s) likely to be proposed will (if sustained upon a final determination) impact only on the loss and credit carryovers and not have a material effect on the Company's current tax liability.

10.          COMMITMENTS  AND  CONTINGENCIES

The Company is the prime lessee under various land and building leases for restaurants operated by the Company and its franchisees. The leases generally have initial terms ranging from five to 20 years and usually provide for renewal options ranging from five to 20 years. In certain instances, the leases contain purchase options during the lease term. Most of the leases contain escalation clauses and common area maintenance charges (including taxes and insurance). Certain of the leases require additional (contingent) rental payments if sales volumes at the related restaurants exceed specified limits.
Base rent expense for Company operated restaurants for the years ended May 31, 1996, 1995 and 1994 was approximately $2,455,000, $2,085,000, and $1,634,000, respectively. Additional (contingent) rental payments were approximately $100,000, $75,000, and $30,000, respectively, in 1996, 1995, and 1994.

The Company also owns or leases sites which it then leases or subleases to franchisees. The Company remains liable for all lease costs, including common area maintenance charges, when properties are subleased to franchisees. In addition, the Company has guaranteed the lease payments of certain franchised locations, aggregating approximately $173,000 per year.

The Company also subleases non-Miami Subs locations to third parties. Such sub-leases provide for minimum annual rental payments aggregating approximately $306,000 and expire on various dates through 2003 exclusive of renewal options.

     The Company leases restaurant equipment under capital lease agreements that expire in 1999.

The Company's future minimum rental commitments and sublease rentals as of May 31, 1996 for all noncancellable capital and operating leases are as follows:



                                                 Capital     Operating    Sublease
Fiscal Year                                       Leases      Leases       Rentals
- ----------------------------------------------  ----------  -----------  -----------

1997                                            $ 205,000   $ 5,276,000  $ 2,670,000
1998                                              195,000     5,123,000    2,609,000
1999                                              146,000     5,050,000    2,591,000
2000                                               41,000     4,905,000    2,346,000
2001                                                    -     4,744,000    2,201,000
Thereafter                                              -    35,505,000   17,428,000
                                                ----------  -----------  -----------
Total                                             587,000   $60,603,000  $29,845,000
                                                ==========  ===========  ===========
Less amount representing interest                (116,000)
                                                ----------
Present value of future minimum lease payments  $ 471,000
==============================================  ==========



The Company has arranged for equipment financing for its franchisees with a third party lender. Under the terms of the agreement with the lender, in the event of a default by a franchisee, the Company has the right to acquire possession of the related restaurant and equipment and assume the remaining obligation to the lender, or sell the restaurant to a franchisee who would assume the loan. In the event that the restaurant is closed, the Company is required to payoff the loan. The Company's maximum obligation for all loans funded by the lender as of May 31, 1996, was approximately $987,000. In addition, the Company guarantees other equipment loans and leases for certain franchisees in the approximate amount of $458,000.

     LITIGATION

The Company and its subsidiaries are parties to various legal actions arising in the ordinary course of business, including the separate actions described below. The Company is vigorously contesting these actions and currently believes that the outcome of such cases will not have a material adverse effect on the Company.

In January, 1992, the Company filed a Petition for Declaratory Judgment against a third party seeking to dissolve an alleged joint venture between the Company and the third party. The third party opposed the dissolution, counterclaimed, and sought damages arising from amounts expended in developing new locations and lost profits from the termination of the joint venture. A bench trial was completed in April 1995, and in July the court issued its ruling in favor of the Company on virtually all of the defendants counterclaims, except that the court denied the Company's petition for declaratory judgement and awarded the defendant damages in the amount of $241,000 plus costs and attorney fees allegedly incurred by the joint venture.
 The Company provided a reserve for this matter as of May 31, 1995. The case has been appealed by both the Company and the third party.

In March 1992, a subsidiary of the Company filed an action for declaratory relief against a third party seeking a determination that a letter of intent executed by Miami Subs, Inc. (n/k/a B&B Food Ventures, Inc.) did not constitute a binding agreement concerning the possible granting of an exclusive area for development. As a result of this lawsuit, the third party filed a separate lawsuit against the Company in which the plaintiffs allege they are entitled to damages for breach of contract, fraud, tortious inducement to breach a contract and breach of fiduciary duty arising from the Company's alleged failure to grant the plaintiffs an exclusive area development right. The plaintiffs claim compensatory damages in excess of $20.0 million and punitive damages in excess of $20.0 million. Discovery is substantially completed. The case has not been scheduled for trial. The
Company believes that it had no obligation to proceed to enter into any agreements with the plaintiffs and is vigorously contesting the action.

11.          SHAREHOLDERS'  EQUITY

At May 31, 1996, there were 1,005,500 shares of Series A Convertible Preferred Stock ("Preferred Stock") outstanding. The Preferred Stock is convertible at the option of the holder into one share of common stock, and automatically converts into common stock in October 1996. In the event of liquidation, the preferred stockholders would be entitled to receive, prior and in preference to the holders of the common stock, $2.00 per share. The Preferred Stock does not have any preference in the payment of dividends and would participate equally in any dividend declared on a share for share basis with the common stock.

The Company's stock option plans provide for the granting of non-qualified stock options for the purchase of up to 7,950,000 shares of common stock of the Company by directors, officers, employees and consultants. Under the terms of the plans, options may be granted at a price not less than the market value of the common stock on the date of grant. At May 31, 1996 and 1995, options were outstanding to acquire 6,032,000 and 4,997,700 shares of common stock at an average exercise price of $2.43 and $2.92 per share, respectively.
 Such options generally become exercisable over a three year period. At May 31, 1996, options to acquire 3,672,000 shares were exercisable. In March 1995, the Company's Chairman of the Board and President exercised options to acquire 450,000 shares of common stock of the Company. As payment for the stock, the Company received a non-interest bearing note in the amount of $563,000 which is collateralized by the stock and due in full in January 1999.

At May 31, 1996, 50,000 warrants issued to Kavala, Inc. in September 1991 at an exercise price of $3.00 per share are outstanding and exercisable until August 1996.

In connection with the acquisition of MG III, Inc. in December 1994, the Company issued to the sole shareholder of MG III, Inc. 1.0 million shares of the Company's common stock and a warrant to acquire 100,000 shares of the Company's common stock at an exercise price of $6.00 per share. The warrant
is  exercisable  through  1999.    In  connection  with  the  acquisition  of
restaurants and territory from a franchisee in March 1996, the Company issued 1,325,000 shares of the Company's common stock.



12.          RELATED  PARTY  TRANSACTIONS

In fiscal year 1995, the Company acquired from Kavala, Inc., ("Kavala") a private company owned by Miami Subs founder and Company director Gus Boulis, two existing Miami Subs restaurants located in South Florida, and additional royalties from 21 existing franchised restaurants which were originally developed by Kavala. The purchase price was $3.2 million. Under an arrangement with Kavala prior to this acquisition, the Company received one-half of the royalties associated with these franchised restaurants, and paid to Kavala a fee of 2% of sales on restaurants developed by Kavala and acquired and operated by the Company. During fiscal years 1995 and 1994, the Company received royalty fees from independent franchisees of approximately $284,000 and $352,000, respectively, from restaurants franchised pursuant to this arrangment. In addition, in 1995 and 1994, the Company paid fees to Kavala of approximately $13,000 and $38,000, respectively, for restaurants which the Company operated.

The Company leases seven restaurant properties from Kavala. Rent expense for all leases between the Company and Kavala was $494,000 in 1996, 496,000 in 1995, and $470,000 in 1994. Future minimum rental commitments due to Kavala at May 31, 1996 under existing leases are approximately $497,000 for each of the next five years and $3,090,000 thereafter. The Company believes that rent expense under these leases with Kavala is not materially different from the expense that would have been incurred from leasing arrangements with unaffiliated parties or on a stand alone basis.

From January 1994 until January 1995, Mr. Boulis provided consulting services to the Company on matters pertaining to the Company's business, including but not limited to franchising methods, restaurant site selection and development, restaurant operating procedures, recipe development, procedures and techniques for preparing, packaging and serving food, and marketing programs. Amounts paid to Boulis under this agreement amounted to $100,000 in fiscal year 1995, and $50,000 in 1994.

Mr. Bartsocas, an officer of the Company, is also an officer and director of Subies Enterprises, Inc. ("Subies"), a franchisee of the Company. Under an agreement which was entered into in 1991 between the Company and Subies, Subies paid a franchise fee of $5,000 per restaurant and is exempt from paying royalty fees on five restaurants.

In December, 1993, the Company entered into a one year management agreement for a Company owned restaurant with C&M Management, Inc. ("C&M"), a company in which Ms. Margaret Hren, a former director of the Company, is a 50% partner. Under the agreement, the Company received its standard royalty and advertising fees, and pursuant to the terms of the agreement, C&M acquired the restaurant from the Company in February 1995. Prior to fiscal year 1995, the Company and certain of its franchisees utilized a real estate brokerage company owned by Ms. Hren in various real estate acquisitions. Commissions received by that company from sellers, lessors or franchisees amounted to approximately $56,000 in 1994.

In March 1995, Thomas J. Russo, the Company's Chairman of the Board and President, exercised options to acquire 450,000 shares of common stock of the Company. As payment for the stock, the Company received a non-interest bearing note in the amount of $563,000 which is collateralized by the stock and due in full in January 1999.





              SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS





COL. A                               COL. B       COL. C                        COL. D       COL. E

DESCRIPTION
                                                 Additions
                                                -----------
                                   Balance at   Charged to                                 Balance at
                                    beginning    costs and     Charged to                    end of
                                    of period     expenses    other accounts  Deductions     period


Year ended May 31, 1994:
  Allowance for doubtful
    accounts and discounts -
    Notes and Accounts Receivable  $   188,000  $   556,000                  $ 229,000(1)  $   515,000


Year ended May 31, 1995:
  Allowance for doubtful
    accounts and discounts -
    Notes and Accounts Receivable  $   515,000            -                  $    26,000   $   489,000


Year ended May 31, 1996:
  Allowance for doubtful
    accounts and discounts -
    Notes and Accounts Receivable  $   489,000            -                  $    99,000   $   390,000



(1)          Write-off  and  discounts  on  notes.





                                               EXHIBIT LIST


                                                                                Location in this report or
Reg. S-K                                                                        incorporated by reference
Item No.  Document                                                                   to prior Filing
- --------  --------------------------------------------------------------------  --------------------------


    10.1  Amendment dated June 26, 1996 to Mr. Russo's Employment Agreement.    Filed herewith on page 37

    10.2  Amendment dated June 11, 1996 to Mr. Russo's Stock Option Agreement.  Filed herewith on page 38

      23  Accountants' Consent re Registration Statement on Form S-8 and S-3.   Filed herewith on page 39






                                 SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  MIAMI  SUBS  CORPORATION


Dated:    August  26,  1996                       By: /s/ Thomas  J.  Russo
                                                  THOMAS  J.  RUSSO, President
                                                  and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




By:  /s/ Thomas J. Russo                            Dated:  August 26, 1996
     THOMAS  J.  RUSSO,  Chairman  of  the  Board,
     President  and  Chief  Executive  Officer


By:  /s/ Gus Boulis                                 Dated:  August 26, 1996
     GUS  BOULIS,  Director


By:  /s/ Richard U. Jelinek                         Dated:  August 26, 1996
     RICHARD  U.  JELINEK,  Director


By:  /s/ Greg Karan                                 Dated:  August 26, 1996
     GREG  KARAN,  Director


By:  /s/ Francis P. Lucier                          Dated:  August 26, 1996
     FRANCIS  P.  LUCIER,  Director


By:  /s/ William L. Paternotte                      Dated:  August 26, 1996
     WILLIAM  L.  PATERNOTTE,  Director


By:  /s/ Joseph Zappala                             Dated:  August 26, 1996
     JOSEPH  ZAPPALA,  Director


By:  /s/ Jerry W. Woda                              Dated:  August 26, 1996
     JERRY  W.  WODA,  Senior  Vice  President,  Chief
     Financial  Officer  and  Principal  Accounting  Officer