Form 10-K/A
period 1996-05-31
MIAMI SUBS CORP
filed 1996-09-20
CIK 875174

FORM 10-K/A
                                Amendment No. 1
         (Contains Part III of Registrant's Annual Report on Form 10-K)

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

                              Yes    X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this  Form  10-K.  [    ]

As of August 26, 1996, 27,738,840 shares of common stock were outstanding. On such date, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $19,254,000 (amount computed based on the closing price on August 26, 1996). As of August 26, 1996, 505,500 shares of convertible preferred stock, which are also voting stock, were outstanding and held by non-affiliates. Such shares are not traded on a market.


                                   PART III

ITEM  10.    DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT.

The following table contains information regarding the Directors and Executive Officers of the Company.




Name                                                   Position                                  Age
- ----------------------  -----------------------------------------------------------------------  ---

Thomas J. Russo         Chairman of the Board, Director, President and                            55
                        Chief Executive Officer
Gus Boulis              Director                                                                  47
Richard U. Jelinek      Director                                                                  48
Greg Karan              Director                                                                  39
Francis P. Lucier       Director                                                                  68
William L. Paternotte   Director                                                                  51
Joseph Zappala          Director                                                                  62
- ----------------------  -----------------------------------------------------------------------  ---
Donald L. Perlyn        Executive Vice President of Franchise Development                         53
Arthur G. Gunther       Executive Vice President of Marketing, Concept and Product Development    60
Jerry W. Woda           Senior Vice President of Finance, Chief Financial Officer,and Treasurer   46
Gus Bartsocas           Senior Vice President of International and Non-Traditional Development    44
Robert J. Hoffman       Vice President of Operations                                              49
Frank M. Puthoff        Vice President, General Counsel and Secretary                             50
Richard D. Palmisciano  Vice President of Real Estate and Construction                            54
Robert Yiannas          Vice President of Operations                                              35







The size of the Board is currently set at seven directors. Directors of the Company are elected annually. The current Board is expected to serve until the next annual meeting. Directors who are employees of the Company receive no additional compensation for their service as directors. Directors who are not salaried employees of the Company ("non-employee Directors") are paid a fee of $4,000 per year, together with the expenses of attending meetings. In addition, under the Company's 1990 Executive Option Plan, each Director of the Company who is not an employee of the Company receives an option to purchase 30,000 shares of common stock when he or she is first elected a Director, and an option to purchase 2,000 shares of common stock as of the date of each Meeting of Shareholders at which the Director is reelected. These options are immediately exercisable at a price equal to the fair market value per share of Common Stock on the date of grant, are non-qualified stock options, and have a ten-year term. If a Director ceases to be a Director by reason of his or her death or disability or for any other reason than a removal for cause (in which event the options automatically terminate) any unexercised portion of the options granted shall remain exercisable for the shorter of the period of twelve (12) months after such event or the term described in the immediately preceding sentence. Mr. Gus Boulis, the founder of the Company and the former Chairman of the Board of Directors and a former Officer of the Company, is not eligible to receive any options pursuant to the terms of the Plan.

Mr. Russo has been Chairman of the Board, President and Chief Executive Officer of the Company since January, 1994. Prior to joining the Company, Mr. Russo served as Group Chairman and Chief Executive Officer of Hanson Housewares Group, a division of Hanson PLC, for more than five years.

Mr. Boulis, the founder of the Miami Subs concept, has been a director of the Company since 1990. In January, 1994 Mr. Boulis resigned his positions as Chairman of the Board, President and Chief Executive Officer. Mr. Boulis is a private businessman and investor.

Mr. Jelinek has been a director of the Company since July 1994. Mr. Jelinek is a partner in Dove Associates, Inc., a management consulting firm headquartered in Boston, Massachusetts. Since 1990, Mr. Jelinek has served in various management and consulting capacities with the General Electric Company, including Vice President - Corporate Compensation and Benefits, and Human Resources Officer for GE Plastics.

Mr. Karan has been a director of the Company since August 1996. Since January, 1995, Mr. Karan has been Vice President of Operations for SunCruz Casino Cruises, a private company owned by Mr. Boulis. He was a General Manager of a Miami Subs Grill restaurant owned by Kavala, Inc. (a private company owned by Mr. Boulis) from August 1993 through 1994. Prior thereto, he was Project Manger from 1987 to March, 1993 for 710288 Ontario, Ltd., a holding and development company owned by Mr. Boulis in Brampton, Ontario, Canada.

Mr. Lucier has been a director of the Company since July 1994. Mr. Lucier is a principal and director of Hartland & Co., pension financial consultants, since 1989. He has been a management consultant since 1985. He was President, Chief Executive Officer and/or Chairman of the Board of the Black & Decker Corporation, a manufacturing company, from 1972 until his retirement in 1984. Mr. Lucier is a director of Beckman Instruments, Inc. and PHH Corporation.

Mr. Paternotte has been a director of the Company since July 1994. Mr. Paternotte is a Managing Director of Alex. Brown & Sons Incorporated for over five years.

Mr. Zappala has been a director of the Company since July 1994. From 1989 until 1992, Mr. Zappala served as U.S. Ambassador to Spain. Since 1992, Mr. Zappala has been a private businessman and investor.

Mr. Perlyn became Executive Vice President of Franchise Development in October 1994. He was Executive Vice President of Franchising and Development of the Company from March 1992 and Senior Vice President of Franchising and Development from September 1990 to February 1992. Between August 1990 and December 1991, he was Senior Vice President of Franchising and Development for QSR, Inc., one of the Company's predecessors and an affiliate. Mr. Perlyn is also an officer, director and a principal of MADJEC Associates, Inc., a franchisee of the Company.

Mr. Gunther became Executive Vice President of Marketing, Concept and Product Development of the Company in January 1994. For the past five years, Mr. Gunther has been the President, a director and principal of Gunther Restaurant Group, Inc., a private company which owns and operates three Pizzeria Uno restaurants in California. From 1980 until 1986, Mr. Gunther was President and Chief Executive Officer of Pizza Hut, Inc., a subsidiary of PepsiCo, Inc. Mr. Gunther resigned from the Company in August 1996 and will serve as a consultant to the Company until January 1997.

Mr. Woda has been Senior Vice President of Finance, Chief Financial Officer, and Treasurer of the Company since September, 1992, having acted as a consultant to the Company since March, 1992. From 1989 until joining the Company, Mr. Woda was the Chief Financial Officer of Kavala, Inc., a private company owned by Mr. Boulis.



Mr. Bartsocas has been Senior Vice President of International and Non-Traditional Development since March 1995. He had been Senior Vice President of Franchise Operations and Procurement since April 1994, and prior to that he was Vice President of Restaurant Development and Procurement of the Company since August 1992. Since March 1990, Mr. Bartsocas was Director of Supply Management and Research and Development for the Company. Mr. Bartsocas is also a Vice President and director of Subies Enterprises, Inc., a franchisee of the Company (see section below entitled "Certain Relationships and Related Transactions").
Robert J. Hoffman has been Vice President of Operations since March, 1994. From 1990 until joining the Company, Mr. Hoffman was Senior Vice President for Metromedia Steakhouses Company, L.P. (Ponderosa).

Frank M. Puthoff joined the Company in July, 1994 as Vice President, General Counsel and Secretary. Since August, 1990, Mr. Puthoff has been in various management positions with Ground Round Restaurants, Inc., serving most recently as Senior Vice President, General Counsel and Secretary. In September 1996, Mr. Puthoff resigned from the Company.

Richard D. Palmisciano became Vice President of Real Estate and Construction in January 1995. From 1980 through 1994, he was employed by Burger King Corporation in various construction and real estate positions, most recently as Vice President of Construction. In September 1996, Mr. Palmisciano's employment with the Company was terminated.

Robert Yiannas has been Vice President of Operations since January, 1995. From 1991 until joining the Company, Mr. Yiannas was the Chief Operating Officer for MG III, Inc., a former Miami Subs franchisee and joint venture partner acquired by the Company. Prior to 1991, Mr. Yiannas was Director of Operations for Davgar Restaurants, Inc., a Burger King franchisee and former parent of MG III, Inc.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10 percent of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock. In addition these individuals are also required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, during the fiscal year ended May 31, 1996, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with.








             THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK
















ITEM  11.    EXECUTIVE  COMPENSATION

The following table sets forth the compensation paid during the past three fiscal years to the Company's Chief Executive Officer and the other four most highly compensated executive officers of the Company (the "Named Executive Officers").



                                             SUMMARY COMPENSATION TABLE


                                           Annual Compensation                                      Long Term
                                          ---------------------
                                                                                               Compensation Awards
                                                                                              ----------------------
                                                                              Other Annual
Name and                          Fiscal                                     Compensation(a)  Securities Underlying
Principal Position                 Year        Salary ($)        Bonus ($)         ($)             Options (#)
- --------------------------------  ------  ---------------------  ----------  ---------------  ----------------------


Thomas J. Russo, Chairman,          1996  $             280,000           -                -                       -
President, and Chief Executive      1995  $             280,000           -                -                       -
Officer (b)                         1994  $             139,318           -                -               2,100,000


Gus Boulis                          1996                      -           -                -                       -
Chairman, President, and Chief      1995                      -           -                -                       -
Executive Officer (c)               1994  $              78,125           -                -                       -

Donald L. Perlyn,                   1996  $             142,400           -                -                  50,000
Executive Vice President            1995  $             142,400           -                -                       -
of Franchise Development            1994  $             128,280           -                -                 172,000


Arthur G. Gunther,                  1996  $             150,000           -                -                  50,000
Executive Vice President of         1995  $             150,000           -                -                       -
Marketing, Concept, and Product     1994  $              62,500           -                -                 450,000
Development (d)

Robert J. Hoffman,                  1996  $             100,000  $   25,000                -                 200,000
Vice President of                   1995  $             100,000  $   25,000                -                       -
Operations(e)                       1994  $              19,792           -                -                  90,000

Richard D. Palmisciano,             1996  $             125,000  $   25,000                -                 200,000
Vice President of Real Estate       1995  $              56,583           -                -                 100,000
and Construction (f)                1994                      -           -                -                       -
================================  ======  =====================  ==========  ===============  ======================







                                    All Other
Name and                           Compensation
Principal Position                     ($)
- --------------------------------  --------------


Thomas J. Russo, Chairman,                     -
President, and Chief Executive                 -
Officer (b)                                    -


Gus Boulis                                     -
Chairman, President, and Chief    $      100,000
Executive Officer (c)             $       50,000

Donald L. Perlyn,                              -
Executive Vice President                       -
of Franchise Development                       -


Arthur G. Gunther,                             -
Executive Vice President of       $       15,000
Marketing, Concept, and Product   $        8,000
Development (d)

Robert J. Hoffman,                $       13,349
Vice President of                 $       32,454
Operations(e)                                  -

Richard D. Palmisciano,                        -
Vice President of Real Estate                  -
and Construction (f)                           -
================================  ==============


(a)     Does not include the value of personal benefits since the aggregate value of such benefits for each of these officers  in  the  periods  for  which  amounts  are not shown was less than 10% of such officer's salary and bonus.

(b)      Thomas  J. Russo became Chairman of the Board, President and Chief Executive Officer in January 1994.  See
"Compensation  Pursuant  to  Contracts."
(c)      In January, 1994 Mr. Boulis resigned his positions with the Company, at which time the Company retained Mr.
Boulis as a consultant.  Amounts paid pursuant to the consulting agreement are included in the column  "All   Other
Compensation."    The  Consulting  Agreement was terminated in January 1995.  See "Compensation Pursuant to
Contracts."

(d)    Arthur  G.  Gunther  became Executive Vice President of Marketing, Concept and Product Development in January
1994.      See "Compensation Pursuant to Contracts."  Amounts shown under "All Other Compensation" in 1995 represent payments made as reimbursement of relocation costs, and in 1994 represent temporary housing allowance payments
made  pursuant to  his  employment  contract.    Mr.  Gunther  resigned  in  August,  1996.

(e)  Robert J. Hoffman became Vice President of Operations in March 1994.  See "Compensation Pursuant to Contracts."
Amounts shown under "All Other Compensation" in 1996 and in 1995 represent payments made as reimbursement of relocation  costs.

(f)    Richard  D.  Palmisciano became Vice President of Real Estate and Construction in January 1995.  In September
1996,  Mr. Palmisciano's  employment  with  the  Company  was  terminated.





COMPENSATION  PURSUANT  TO  CONTRACTS

On January 14, 1994, the Company entered into an Employment Agreement with Thomas J. Russo. On June 26, 1996, the Board of Directors renewed the agreement for an additional three year term to expire on January 20, 2000. In addition, his agreement was also amended at that time and on February 13, 1996 to clarify that his annual current base salary is $280,000, and, in the event of a change of control (as defined in the February 13, 1996 Amendment), he would receive, in addition to (three times) his then current base salary, an amount equal to three times his maximum potential bonus, which is 100% of his then current annual base salary. During the term of the agreement, Mr. Russo is entitled to (i) minimum annual base compensation of $280,000, subject to annual increases as determined appropriate by the Board of Directors, (ii) participate in a proposed executive bonus plan with an annual incentive bonus of up to 100 percent of base salary, (iii) use of a Company automobile, (iv) term life insurance payable to Mr. Russo's beneficiary in the amount of $2.0 million, (v) short and long term disability insurance benefits equal to two-thirds of his base salary, (vi) options to acquire 2.1 million shares of Common Stock, and (vii) such other fringe benefits and perquisites as may be provided to the Company's senior officers.

The stock option grant includes options to acquire (i) 1.1 million shares of Common Stock at $2.69 per share, of which 900,000 shares are vested and exercisable, and 200,000 shares become vested and exercisable on January 19, 1997, (ii) 266,000 shares at $4.00 per share which are vested and exercisable,
(iii)  334,000 shares at $5.00 per share which are vested and exercisable, and
(iv)  400,000  shares  at  $6.00  per share becoming vested and exercisable on
January  19,  1997.    In  June,  1996,  the  term of Mr. Russo's options were
extended  to  January  20,  2004.

Mr. Russo may be terminated for "cause," as defined in the agreement. If he is terminated for cause, he will be entitled to base salary earned, and he will retain all vested stock options, which shall remain exercisable for 180 days after the date of termination. If Mr. Russo is terminated "without cause," then he would be entitled to receive (i) an amount equal to three times his current base salary plus an amount equal to the bonus received in the previous year, payable monthly over one year, and (ii) all options granted under this agreement would immediately become vested and exercisable, and would remain exercisable for one year.

In the event of Mr. Russo's death, Mr. Russo or his estate would be entitled to receive any compensation earned but unpaid and all vested stock options would remain exercisable until January 20, 2004.

In the event Mr. Russo becomes disabled (as defined in the agreement), Mr. Russo would be entitled to receive benefits under applicable short and long term disability insurance plans, including continued benefits equal to two-thirds of his base salary. Additionally, notwithstanding anything to the contrary in the disability plans, Mr. Russo would be entitled to receive all benefits under the agreement, including his base salary, for a period of six months following such disability. Mr. Russo would also be entitled to retain all vested stock options, which would remain exercisable until January 20, 2004. Mr. Russo's agreement also prohibits him from competing with the
Company for two years after termination of his employment with the Company. (See below and the section below entitled "Compensation Committee Report on Executive Compensation" regarding Mr. Russo's and other officers' Change of Control Agreements.)


In January, 1994 the Company entered into a consulting agreement with Mr. Gus Boulis, the founder of the Company and a current director. Prior to January 24, 1994, he served as the Company's Chairman, President and Chief Executive Officer. The agreement, which was terminated in January 1995, prohibits him from competing with the Company for two years following such termination of the agreement.

In January, 1994, the Company entered into an Employment Agreement with Arthur
G. Gunther. During the term of the agreement, Mr. Gunther is entitled to (i) a minimum annual base salary of $150,000, subject to increases as determined appropriate by the Board of Directors, (ii) participate in a proposed executive bonus plan with an annual incentive bonus of up to 100 percent of base salary, (iii) temporary housing allowance of $4,000 per month for up to six months, reimbursement of relocation costs, and a loan in the amount of $70,000 to defray the cost of relocation, (iv) an automobile allowance of $450 per month, (v) term life insurance payable to Mr. Gunther's beneficiary in the amount of $1.0 million, (vi) options to acquire 450,000 shares of Common Stock at $2.69 per share of which 300,000 are vested and exercisable, and (vii) such other fringe benefits and perquisites as may be provided to the Company's senior executives. In August 1996, Mr. Gunther resigned his positions with the Company and the Employment Agreement was terminated. Mr. Gunther currently serves in a consulting capacity for the Company through January 1997.

In June 1994, the Company entered into an Employment Agreement with Donald L. Perlyn. The agreement expires on May 31, 1997. During the term of the agreement, Mr. Perlyn is entitled to (i) a minimum annual base salary of $142,400, subject to increases as determined appropriate by the Board of Directors, (ii) participate in a proposed executive bonus plan with an annual incentive bonus of up to 50 percent of base salary, (iii) term life insurance payable to Mr. Perlyn's beneficiary in the amount of $1.0 million, and (iv) such other fringe benefits and prerequisites as may be provided to the Company's senior executives. In the event of termination for "cause," Mr. Perlyn would be entitled to compensation earned but not paid and prorated bonus, if applicable. If Mr. Perlyn is terminated "without cause," he would be entitled to receive the base salary for the balance of the term of the agreement. In the event a third party other than Mr. Boulis assumes control (as defined in his agreement) by a hostile or unfriendly takeover of the Company, and Mr. Perlyn is discharged or resigns his employment with the Company within 120 days of such event, he would then be entitled to receive up to three times his current base salary and up to three times his maximum potential bonus. Mr. Perlyn's agreement also prohibits him from competing with the Company for two years after termination of his employment with the Company.

In  March,  1994, the Company entered into an Employment Agreement with Robert
J. Hoffman. The Agreement expires March 20, 1997. During the term of the Agreement, Mr. Hoffman is entitled to (i) a minimum annual base salary of $100,000, subject to increase as determined appropriate by the Board of Directors, (ii) participate in a proposed Executive Bonus Plan with an annual incentive bonus of up to forty (40%) percent of base salary and, in any event, a guarantee of at least $25,000 bonus at the completion of each year of the term, (iii) term life insurance payable to Mr. Hoffman's beneficiary in the amount of $500,000, and (iv) options to acquire 90,000 shares of common stock at $2.94 per share of which 60,000 are vested and exercisable and 30,000 becoming vested and exercisable on March 20, 1997, and (v) such other fringe benefits and perquisites as may be provided to the Company's senior executives. In the event of termination for "cause", Mr. Hoffman would be entitled to compensation earned but not paid, prorated bonus, if applicable. He would retain all vested stock options, which would remain exercisable for thirty (30) days after the date of termination. If Mr. Hoffman is terminated "without cause", he would be entitled to receive the base salary for the balance of the term of the Agreement, and he would retain all vested stock options, which would remain exercisable for one hundred eighty (180) days. Mr. Hoffman's agreement also prohibits him from competing with the Company for two (2) years after termination of his employment with the Company.

Since July, 1995, the Compensation Committee and the Board of Directors have been considering the implementation of change of control agreements to be offered to all officers and which would amend Mr. Russo's Change of Control Agreement as contained in his Employment Agreement dated January 14, 1994. On February 13, 1996, the Compensation Committee approved and recommended to the Board, and the Board, after determining that change of control agreements were in the best interest of the Company and its shareholders, approved the form and terms of such change of control agreements to be offered each officer of the Company as outlined below. Currently Messrs. Russo, Bartsocas, Hoffman, Woda, and Yiannas have change of control agreements with the Company. The change of control agreements for each individual are the same, except for Mr. Russo's as noted below. The change of control agreements became effective on February 13, 1996 and expire on January 20, 2000.
A "Change of Control" is a defined term in the agreements but, generally, is deemed to have taken place if (i) any person other than Mr. Boulis is or becomes the beneficial owner of securities of the Company representing 20% or more of the combined voting power of the Company's then outstanding securities, (ii) Mr. Boulis or any of his affiliates or associates is or becomes the beneficial owner of securities of the Company representing 50% or more of the combined voting power of the Company's then outstanding securities, (iii) the shareholders of the Company shall have approved (A) a reorganization, merger or consolidation with the shareholders of the Company immediately prior to such transaction, did not, immediately thereafter, own more than 50% of the reorganized, merger or consolidated companies then outstanding voting securities, (B) a liquidation or dissolution of the Company, or (C) a sale of substantially all of the assets of the Company, or
(iv) as a result of a tender offer, exchange offer, merger, consolidation, sale of assets or contested election or any combination of the foregoing, the persons who are directors of the Company immediately before shall cease to constitute a majority of the Board of Directors immediately after such transaction occurs.

In the event that (i) within six months after a Change of Control the officer dies, becomes disabled or terminates his employment with the Company for "Good Reason" (as defined in the Change of Control Agreements and includes such events as diminution of position, reduction of compensation and benefits, relocation or material impairment of the assets of the Company), (ii) within 12 months after a Change of Control the officer's employment with the Company is terminated by the Company for any reason other than "Cause" (as defined in the Change of Control Agreements), or (iii) within the period beginning on the sixth month anniversary of a Change of Control of the Company and ending on the twelfth month anniversary thereof, the officer terminates his employment for any reason, then in such event the officer shall be entitled to receive lump sum compensation in an amount equal to two times (a) his annual then current base salary, plus (b) bonuses paid, if any, for the two most recently ended fiscal years prior to the Change of Control. In addition, all options shall vest, and the officer shall receive at least the equivalent of the same benefits he received immediately before the Change of Control for two years after such termination. Any payments shall be grossed up unless such gross-up would cause such payments to be subject to (i) the excise tax imposed by
Section 4999 of Internal Revenue Code of 1986, as amended ("Code"), in which case the gross-up would be reduced so as not to trigger imposition of the excise tax, or (ii) Section 162(m) of the Code, which imposes a $1,000,000 annual limit on deductions to the Company from compensation paid to certain employees, if applicable.

Mr. Russo's Change of Control provisions in his Employment Agreement dated January 14, 1994 were amended on February 13, 1996 (and further clarified by an amendment dated June 26, 1996) to conform with the other Change of Control Agreements adopted for the officers of the Company with the following exceptions only: In the event Mr. Russo's employment with the Company terminates after a Change of Control occurs and his employment is terminated as described above, he would receive a lump sum compensation equal to three times the sum of (a) his then current annual base salary, plus (b) three times his maximum potential bonus, which is deemed to be in an amount equal to three times his then current base salary. Further, payments to Mr. Russo under his Change of Control provisions are "grossed up" for tax purposes and not subject to any restrictions or caps as a result of Section 4999 of the Code and
Section 162(m) of the Code discussed above. In all other respects, the terms of Mr. Russo's Change of Control provisions are identical to the other officers.



Option  Grants

The following table provides information on stock option grants during fiscal year 1996 to each of the executive officers named in the "Summary Compensation Table."


                                            OPTION GRANTS IN LAST FISCAL YEAR


                                             Individual Grants
                                             ------------------
                                                                                             Potential Realizable Value
                                                                                               at Assumed Annual Rates
                                              Percent of Total                               of Stock Price Appreciation
                             Number of        Options Granted     Exercise or                            for
                            Securities        to Employees in     Base Price    Expiration         Option Term (4)
                                                                                            -----------------------------
                        Underlying Options

        Name            Granted (#)(1)       Fiscal Year             ($/Sh)(2)  Date                                5%($)
- ----------------------  -------------------  ------------------  -------------  ----------  -----------------------------
Thomas J. Russo         NA                   NA                  NA             NA          NA
Donald L. Perlyn                     50,000                3.9%  $       1.81    7/10/2005  $                      56,915
Arthur G. Gunther                    50,000                3.9%  $       1.81    7/10/2005  $                      56,915
Robert J. Hoffman                   200,000               15.6%  $       1.81    7/10/2005  $                     227,660
Richard D. Palmisciano              200,000               15.6%  $       1.81    7/10/2005  $                     227,660
======================  ===================  ==================  =============  ==========  =============================














        Name               10%($)
- ----------------------  ---------
Thomas J. Russo         NA
Donald L. Perlyn        $ 144,235
Arthur G. Gunther       $ 144,235
Robert J. Hoffman       $ 576,940
Richard D. Palmisciano  $ 576,940
======================  =========




(1)          All  options  granted  in  fiscal  year  1996  are  exercisable  in  full  two  years  from  date  of grant.

(2)         All options were granted at market value (closing price for the Company's common stock) at the date of grant.

(3)          All options granted in fiscal year 1996 were granted for a term of ten years, subject to termination 90 days following  termination  of  employment.

(4)      The dollar amounts in these columns are the result of calculations at the five percent and ten percent rates set by  the  SEC and  are  not  intended  to  forecast  future  appreciation  of  the  Company's  stock  price.






Option  Exercises  and  Year  End  Option  Values

The following table sets forth certain information regarding stock options exercised by and held by the Chief Executive Officer and each of the executive officers named in the "Summary Compensation Table." Also reported are the values for "in-the-money" options which represent the positive spread between the exercise price of any such existing stock options and the closing price of the Company's Common Stock on May 31, 1996 as reported by NASDAQ.


                     AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR END OPTION VALUES




                                                                                    NUMBER OF SECURITIES UNDERLYING
                                                                                    UNEXERCISED OPTIONS
                                                                                    AT MAY 31, 1996 (#)

                           SHARES ACQUIRED ON EXERCISE (#)  VALUE     REALIZED ($)
                           -------------------------------  ----------------------
NAME                                                                                EXERCISABLE
- -------------------------                                                           --------------------------------

Thomas J. Russo            NA                               NA                                             1,500,000
Donald L. Perlyn           NA                               NA                                               533,333
Arthur G. Gunther(1)       NA                               NA                                               333,333
Robert J. Hoffman          NA                               NA                                               193,333
Richard D. Palmisciano(2)  NA                               NA                                               166,666






                                          VALUE OF UNEXERCISED
                                          IN-THE-MONEY OPTIONS AT
                                          MAY 31, 1996 ($)


NAME                       UNEXERCISABLE  EXERCISABLE               UNEXERCISABLE
- -------------------------  -------------  ------------------------  -------------

Thomas J. Russo                  600,000                         0              0
Donald L. Perlyn                  16,667                         0              0
Arthur G. Gunther(1)             166,667                         0              0
Robert J. Hoffman                 96,667                         0              0
Richard D. Palmisciano(2)        133,334                         0              0




(1)   Mr. Gunther resigned from the Company in August 1996 and all unexercised options will expire in November 1996.

(2)    Mr.  Palmisciano's  employment  with the Company was terminated in September 1996 and all unexercised options will  expire  in  December  1996.






ITEM  12.    SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of Common Stock as of September 3, 1996 by persons known by the Company to own of record or beneficially more than five percent of its outstanding Common Stock, each director of the Company, each of the Company's Named Executive Officers and by all directors and executive officers of the Company as a group.



                                        AMOUNT AND NATURE OF BENEFICIAL   PERCENT OF
NAME OF BENEFICIAL OWNER                         OWNERSHIP (1)             CLASS(2)
- --------------------------------------  --------------------------------  -----------

Gus Boulis                                                 8,556,000 (3)        30.8%
647 East Dania Beach Boulevard
Dania, Florida 33004

Thomas J. Russo                                            1,991,000 (4)         6.8%

Richard U. Jelinek                                            32,000 (5)           *

Greg Karan                                                    30,000 (5)           *

Francis P. Lucier                                             34,000 (6)           *

William L. Paternotte                                         32,000 (5)           *

Joseph Zappala                                                82,000 (6)           *

Donald L. Perlyn                                             533,333 (5)         1.9%

Arthur G. Gunther                                            333,333 (7)         1.2%

Robert J. Hoffman                                            204,333 (8)           *

Richard D. Palmisciano                                       200,000 (9)           *


All directors and executive officers
  of the Company, including those
  named above, as a group (15 persons)                   12,844,331 (10)        40.8%



*          Represents  less  than  one  percent  of  shares  outstanding.

(1)      Unless otherwise indicated, each person has sole voting and investment power with  respect  to  such  shares.

(2)      As of September 3, 1996, 27,738,840 shares of Common Stock were outstanding.

(3)          Includes  50,000 shares as to which Kavala, Inc. (a company owned by Mr.
Boulis) has a presently exercisable warrant.  As a result of Mr. Boulis' relationship with  the Company, Mr. Boulis may be deemed to be a control party with respect to the
Company.

(4)          Includes  options  for 1,500,000 shares deemed outstanding, representing presently exercisable options under the Company's 1990 Executive Option Plan that may be  acquired  under  stock  options  exercisable  within 60 days of September 3,1996.

(5)        Consists of options deemed outstanding, representing presently exercisable options  under  the  Company's  1990 Executive Option Plan that may be acquired under stock  options  exercisable  within  60  days  of  September  3,  1996.

(6)     Includes options for 32,000 shares deemed outstanding, representing presently exercisable  options  under  the  Company's  1990  Executive  Option Plan that may be acquired  under  stock  options  exercisable  within  60  days  of September 3, 1996.

(7)        Consists of options deemed outstanding, representing presently exercisable options  under  the  Company's  1990 Executive Option Plan that may be acquired under stock  options  exercisable within 60 days of September 3, 1996.  In August 1996, Mr.
Gunther resigned from the Company and all options outstanding will expire in November
1996.

(8)          Includes  options  for  193,333  shares deemed outstanding, representing presently exercisable options under the Company's 1990 Executive Option Plan that may be  acquired  under  stock  options  exercisable within 60 days of September 3, 1996.

(9)        Consists of options deemed outstanding, representing presently exercisable options  under  the  Company's  1990 Executive Option Plan that may be acquired under stock  options  exercisable  within 60 days of September 3, 1996.  In September 1996,
Mr.  Palmisciano's  employment  with  the  Company  was  terminated  and  all options outstanding  will  expire  in  December  1996.

(10)       Includes options for 3,776,331 shares of Common Stock that may be acquired under  stock  options  exercisable  within  60  days  of  September  3,  1996.




ITEM  13.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

The Company leases seven restaurant properties from Kavala, Inc. (Kavala), a private company owned by the Company's founder and director, Mr. Boulis. Rent expense for all leases between the Company and Kavala was $494,000 in 1996. Future minimum rental commitments due to Kavala at May 31, 1996 under existing leases are approximately $497,000 for each of the next five years and $3,090,000 for the remaining years thereafter. Since 1986, Mr. Boulis has been the owner of a Miami Subs franchise in Key Largo, Florida and is exempt from paying royalty fees.

In March 1995, Thomas J. Russo, the Company's Chairman of the Board and President, exercised options to acquire 450,000 shares of common stock of the Company. As payment for the stock, the Company received a non-interest bearing note in the amount of $562,500 which is collateralized by the stock and due in full in January 1999.

Mr. Bartsocas, an officer of the Company, is also an officer, director and principal of Subies Enterprises, Inc. ("Subies"), a franchisee of the Company.
 Under an agreement which was entered into in 1991 between the Company and Subies, Subies paid a franchise fee of $5,000 per restaurant and is exempt from paying royalty fees on five restaurants. Any additional restaurants will be at then current fees.

Mr. Perlyn, an officer of the Company, is also an officer, director and principal of Madjec Associates, Inc., a franchisee of the Company.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   MIAMI  SUBS  CORPORATION
                                   (Registrant)





Date:    September,  1996              By:  /s/ Jerry W. Woda
                                       JERRY  W.  WODA
                                       Senior  Vice  President  and
                                       Chief  Financial  Officer