Form 10-Q
period 1996-08-31
MIAMI SUBS CORP
filed 1996-10-04
CIK 875174

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
      (Mark  One)
        [  X  ]      QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(D)
                     OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

                     For  the  quarterly  period  ended AUGUST  31,  1996

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

                                Yes    X     No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                          Outstanding at September  30,  1996
 Common  Stock,  $.01 par value                     27,738,840


PART  I.    FINANCIAL  INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS.

                                               MIAMI SUBS CORPORATION
                                            CONSOLIDATED BALANCE SHEETS
                                                    (UNAUDITED)



                                                                                           AUGUST 31,     MAY 31,
ASSETS                                                                                        1996          1996
----------------------------------------------------------------------------------------  ------------  ------------

CURRENT ASSETS
Cash and cash equivalents (including unexpended marketing fund contributions of           $ 2,002,000   $ 3,103,000
   $565,000 and $525,000 respectively)
Notes and accounts receivable (net of allowances for uncollectible accounts of $390,000     2,578,000     2,250,000
   at August 31, 1996 and May 31, 1996)
Food and supplies inventories                                                                 329,000       381,000
Other                                                                                         295,000       332,000
                                                                                          ------------  ------------
Total Current Assets                                                                        5,204,000     6,066,000

Notes receivable                                                                            4,742,000     3,778,000
Property and equipment - net                                                               16,892,000    17,955,000
Intangible assets - net                                                                     7,899,000     8,004,000
Other                                                                                         538,000       558,000
                                                                                          ------------  ------------
TOTAL                                                                                     $35,275,000   $36,361,000
                                                                                          ============  ============
LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------
CURRENT LIABILITIES
Accounts payable and accrued liabilities                                                  $ 5,776,000   $ 6,106,000
Current portion of notes payable and capitalized lease obligations                          1,236,000     1,539,000
                                                                                          ------------  ------------
Total Current Liabilities                                                                   7,012,000     7,645,000

Long-term portion of notes payable and capitalized lease obligations                        7,685,000     7,955,000
Deferred franchise fees and other deferred income                                           1,581,000     1,712,000
Accrued liabilities and other                                                               1,987,000     2,106,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Series A Convertible Preferred Stock, $.01 par value,
   8,000,000 shares authorized; 505,500 shares outstanding at
   August 31, 1996, with aggregated liquidation preference
   of $1,011,000                                                                                5,000        10,000
Common stock, $.01 par value; authorized 50,000,000 shares; 27,738,840
   shares outstanding at August 31, 1996                                                      278,000       273,000
Additional paid-in capital                                                                 24,565,000    24,565,000
Accumulated deficit                                                                        (7,275,000)   (7,342,000)
                                                                                          ------------  ------------
                                                                                           17,573,000    17,506,000
Less note receivable from sale of stock                                                      (563,000)     (563,000)
                                                                                          ------------  ------------
Total Shareholders' Equity                                                                 17,010,000    16,943,000
                                                                                          ------------  ------------
TOTAL                                                                                     $35,275,000   $36,361,000
                                                                                          ============  ============



See  accompanying  notes  to  consolidated  financial  statements.


                                           MIAMI SUBS CORPORATION
                                     CONSOLIDATED STATEMENTS OF INCOME
                                                (UNAUDITED)



                                                                            THREE MONTHS ENDED
                                                                            -------------------
                                                                                AUGUST 31,       AUGUST 31,
REVENUES                                                                           1996             1995
--------------------------------------------------------------------------  -------------------  -----------

Restaurant sales                                                            $         9,053,000  $ 7,951,000
Revenues from franchised restaurants                                                  1,132,000    1,190,000
Net gain from sales of restaurants                                                      173,000       84,000
Interest income                                                                         116,000      140,000
Other revenues                                                                           61,000       54,000
                                                                            -------------------  -----------
Total                                                                                10,535,000    9,419,000
                                                                            -------------------  -----------

EXPENSES
--------------------------------------------------------------------------
Restaurant operating costs (including lease costs paid to Kavala, Inc. of
   $41,000 and $54,000, respectively)                                                 8,243,000    7,044,000
General, administrative and franchise costs                                           1,467,000    1,560,000
Depreciation and amortization                                                           515,000      467,000
Interest expense - net                                                                  243,000      190,000
                                                                            -------------------  -----------
Total                                                                                10,468,000    9,261,000
                                                                            -------------------  -----------

Net income                                                                  $            67,000  $   158,000
                                                                            ===================  ===========

Net income per common and common share equivalents                                            -  $       .01
                                                                            ===================  ===========

Weighted average number of common and common share
   equivalents outstanding                                                           28,251,000   26,920,000
                                                                            ===================  ===========










See  accompanying  notes  to  consolidated  financial  statements.



                                         MIAMI SUBS CORPORATION
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)





                                                                        THREE MONTHS ENDED
                                                                            AUGUST 31,
                                                                       --------------------
OPERATING ACTIVITIES:                                                          1996              1995
                                                                       --------------------  ------------

Net income                                                             $            67,000   $   158,000
Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
Depreciation and amortization                                                      396,000       341,000
Amortization of intangible assets                                                  119,000       126,000
Net gain from sales of restaurants                                                (173,000)      (84,000)
Changes in assets and liabilities:
(Increase) in accounts receivable                                                 (380,000)     (150,000)
Decrease in food and supplies inventories                                           52,000         5,000
Decrease (increase) in other current assets                                         37,000       (68,000)
Decrease in other assets                                                            20,000        23,000
(Decrease) in accounts payable and accrued liabilities                            (435,000)     (383,000)
(Decrease) in deferred fees and other deferred income                             (291,000)     (244,000)
                                                                       --------------------  ------------
Net Cash (Used For) Operating Activities                                          (588,000)     (276,000)
                                                                       --------------------  ------------

INVESTMENT ACTIVITIES:
Purchase of property and equipment                                                (289,000)     (797,000)
Proceeds from sales of restaurants                                                 250,000       105,000
Loans to franchisees and other                                                           -       (29,000)
Payments received on notes receivable                                               99,000       257,000
                                                                       --------------------  ------------
Cash Provided By (Used For) Investment Activities                                   60,000      (464,000)
                                                                       --------------------  ------------

FINANCING ACTIVITIES:
Repayment of debt                                                                 (573,000)     (421,000)
                                                                       --------------------  ------------
Cash (Used For) Financing Activities                                              (573,000)     (421,000)
                                                                       --------------------  ------------

(DECREASE) IN CASH                                                              (1,101,000)   (1,161,000)

CASH AT BEGINNING OF PERIOD                                                      3,103,000     3,145,000
                                                                       --------------------  ------------

CASH AT END OF PERIOD                                                  $         2,002,000   $ 1,984,000
                                                                       ====================  ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest                                                 $           242,000   $   190,000
                                                                       ====================  ============
Loans to franchisees in connection with sales of restaurants           $         1,010,000   $   571,000
                                                                       ====================  ============





See  accompanying  notes  to  consolidated  financial  statements.

                            MIAMI SUBS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

1.          BASIS  OF  PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the Company's financial position and results of operations for the periods presented. The financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required for annual financial statements. The financial statements included herein should be read in conjunction with the financial statements presented in the Company's Annual Report on Form 10-K for the year ended May 31, 1996.

Results of operations reported for interim periods are not necessarily indicative of results for the entire fiscal year.

     2.          ADOPTION  OF  NEW  ACCOUNTING  STANDARD

In the first quarter of the current fiscal year, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting For the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of." SFAS No. 121 in general requires that such impaired assets be written down to a reduced carrying value. The adoption of SFAS No. 121 by the Company did not result in a write down of such assets.

3.          REVENUES  FROM  FRANCHISED  RESTAURANTS

     Revenues  from  franchised  restaurants  consist  of  the  following:



                                  THREE MONTHS ENDED
                                  -------------------
                                      AUGUST 31,       AUGUST 31,
                                         1996             1995
                                  -------------------  -----------

Royalties                         $           985,000  $   934,000
Franchise and development fees                116,000      229,000
Sublease rental income and other               31,000       27,000
                                  -------------------  -----------
Total                             $         1,132,000  $ 1,190,000
                                  ===================  ===========





     4.          INCOME  TAXES

The Company did not provide for income taxes for the three month periods ended August 31, 1996 and 1995 due to the availability of net operating loss carry-forwards.

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

     5.          COMMITMENTS  AND  CONTINGENCIES

The Company and its subsidiaries are parties to various legal actions arising in the ordinary course of business as described in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1996. The Company is vigorously contesting these actions and currently believes that the outcome of such cases will not have a material adverse effect on the Company.

Subsidiaries of the Company are the prime lessee under various land and building leases for restaurants operated by the Company and its franchisees. Two Miami Subs restaurants which are sub-leased from subsidiaries of the Company to franchisees have recently closed. The Company (through its subsidiaries) is reviewing the prospects of reopening the restaurants, franchising the restaurants, sub-leasing to new tenants, or terminating the leases.

6.          SHAREHOLDERS'  EQUITY  AND  EARNINGS  PER  SHARE

At August 31, 1996, options and warrants representing a total of 6,306,000 shares of common stock, at an average exercise price of $2.47, were outstanding.

The net income per share amounts are computed based on the weighted average number of common shares and common share equivalents outstanding during the period, computed using the treasury stock method. Common share equivalents include convertible preferred stock, options and warrants.



ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Company's revenues and expenses are derived principally from operating and
franchising  Miami  Subs  Grill  restaurants.    Franchise  revenues  consist
principally of initial franchise fees, area development fees, monthly royalty fees, and net sublease rental income. In the normal course of operations, the Company may also derive revenues from the sale of restaurants to franchisees.

Restaurant operating costs include food and paper costs, direct restaurant labor and benefits, marketing fees, and all other direct costs associated with operating the restaurants. General, administrative and franchise costs relate both to Company owned restaurants and the Company's franchising operations.

The Company's revenues and expenses are directly affected by the number, sales volumes, and profitability of its Company operated restaurants. Revenues, and to a lesser extent expenses, are also affected by the number, sales volumes and profitability of franchised restaurants. Initial franchise fees and any gains on sales of restaurants are directly affected by the number of restaurants opened and sold during the period.

The Company's fiscal year ends on May 31. The results of operations for the three months ended August 31, 1996 are not necessarily indicative of the results that may be expected for the Company's fiscal year.

During the three months ended August 31, 1996, four franchised restaurants opened, one Company and two franchised restaurants closed, and the Company sold/transferred four of its Company-operated restaurants to franchisees. At August 31, 1996, there were 178 restaurants in the system, consisting of 32 Company operated restaurants and 146 franchised restaurants. At August 31, 1995, there were 167 restaurants in the system, consisting of 29 Company operated restaurants and 138 franchised restaurants.

COMPARISON  OF  THREE  MONTHS  ENDED  AUGUST  31,  1996  TO AUGUST 31, 1995

Total  Revenues

Total Company revenues increased 11.8% to $10.5 million in the first quarter of the current year, as compared to $9.4 million in the first quarter of last year. The increase in total revenues in the current period was primarily due to restaurant sales from additional Company operated restaurants being operated by the Company in the current period.

Restaurant  Sales

The Company's total restaurant sales increased approximately 13.9% to $9.1 million in this year's first quarter, as compared to $8.0 million in the first quarter of last year. The increase in sales resulted from additional Company operated restaurants, which totaled 32 at quarter end, as compared to 29 one year earlier. At the beginning of the current year quarter the Company operated 37 restaurants and during the quarter the Company sold/transferred four restaurants to franchisees and closed one restaurant at quarter end. In the prior year first quarter, the Company operated 30 restaurants for the full quarter, and during the quarter the Company sold one restaurant to a franchisee.

During the current year's first quarter and in an effort to improve sales and customer traffic in its restaurants, the Company continued a recently implemented marketing strategy involving price discounting. The Company believes that such programs were instrumental in achieving an approximate .5% increase in same-store-sales in the Company operated restaurants during the quarter. However principally as a result of the use of such marketing programs, the Company's restaurant operating profit and margins declined in the quarter (see "Restaurant Operating Costs").

Due to the positive impact of the marketing programs on sales during the current quarter and to a change in the composition of restaurants operated by the Company, average unit sales for restaurants operated by the Company for all of the current year's first quarter increased by approximately .7% as compared to the average in the prior year quarter.

At August 31, 1996, Company operated restaurants were located in Florida (15), Texas (6), Georgia (3), North Carolina (4), South Carolina (3), and New York
(1). The Company currently plans on franchising up to 21 of its existing Company operated restaurants, however there can be no assurances that such restaurants will be franchised on terms and conditions acceptable to the Company.

Revenues  From  Franchised  Restaurants

Revenues from franchised restaurants declined approximately 4.9% to $1.1 million in the first quarter of the current year, as compared to $1.2 million in the prior year's first quarter. Although royalty fee income increased by approximately 5.5% in the quarter, such increase was offset by a reduction in initial franchise fee income. In addition, the prior year quarter included income of $60,000 associated with the termination of area development agreements with franchisees. No such income was recognized in the current quarter.

The Company and its franchises recently implemented a marketing strategy involving price discounting. The Company believes that such marketing programs were in large part instrumental in improving the sales trends and same-store-sales comparisons in the franchised restaurants. Same-store-sales in franchised restaurants decreased by approximately .2% during the current year's first quarter. Although it is expected that such marketing programs will continue, there can be no assurance that they will be successful.

During the first quarter of the current year, four franchised restaurants opened (including a co-branded test unit with a Dunkin' Donuts franchisee and the second Miami Subs restaurant contained in a convenience store/motor fuel facility), two franchised restaurants closed, and four restaurants operated by the Company were franchised. There were 146 franchised restaurants in operation at August 31, 1996, as compared to 133 franchised restaurants at August 31, 1995.

System-Wide  Sales

System-wide sales, which includes sales from all Company operated restaurants and franchised restaurants, increased by approximately 12.5% to $40.0 million in this year's first quarter, as compared to $35.6 million in last year's first quarter, principally reflecting the increase in the total number of units in the system (178 at August 31, 1996 as compared to 162 at August 31, 1995). Same-store-sales for both Company and franchised units in the system decreased by approximately .8% in the current quarter. Average unit sales for restaurants in operation for all of the current quarter increased by approximately 2.5% as compared to average sales for units in operation for all of the prior year quarter.

Net  Gains  From  Sales  of  Restaurants

The Company sold/transferred four of its existing restaurants to franchisees during the first quarter of the current year. Gains on the sale of restaurants are dependant on the Company's basis in and the overall performance of such units. Any gains realized are recorded as income when the sales are consummated and other conditions are met, including the adequacy of the down payment and the completion by the Company of its obligations under the contracts. Total gains recognized in the first quarter of the current year amounted to $173,000, as compared to $84,000 in the prior year quarter. Although the Company intends to sell other existing restaurants in the future, there can be no assurance that any such sales will be consummated or that gains will be realized.

Interest  Income  and  Other  Revenues

Interest income declined in the current year's first quarter principally due to the non-accrual of interest on certain delinquent notes receivable due from franchisees. Subsequent to quarter end, all but one of these delinquent notes receivable were resolved and brought current. In connection with the one delinquent note receivable, which is secured by a Miami Subs Grill restaurant and related assets, the Company is pursuing collection efforts, which may include eviction of the franchisee.

Restaurant  Operating  Costs

Restaurant operating costs increased to approximately $8.2 million in this year's first quarter, as compared to $7.0 million in last year's first quarter, principally as a result of additional Company restaurants in operation and correspondingly higher sales in the current year quarter. Such costs as a percent of restaurant sales increased to 91.1% in the current quarter, as compared to 88.6% in the prior year quarter. The increase in operating costs was a result of higher labor, cost of sales, repairs, and amortization of pre-opening costs, and also reflected the effect of price discounting offered during the quarter in order to stimulate sales and customer traffic.

General,  Administrative  and  Franchise  Costs

General, administrative and franchise costs amounted to approximately $1.5 million or 13.9% of total revenues in the current quarter, as compared to $1.6 million or 16.6% of total revenues in the prior year's quarter. The Company is maintaining strict cost controls in all areas of its business resulting in a reduction in administrative costs including salaries, general marketing and outside legal costs. The Company expects that the amount of such costs will continue to decline in the second half of the fiscal year as a result of recently implemented corporate streamlining and as a number of the current Company operated restaurants are franchised.

Depreciation  and  Amortization

Depreciation and amortization increased to $515,000 in this year's first quarter, as compared to $467,000 in the prior year quarter, principally due to depreciation associated with the additional restaurants that the Company operated in the current quarter.


Interest  Expense

Interest expense increased to $243,000 in this year's first quarter, as compared to $190,000 in the prior year quarter, principally reflecting additional debt outstanding in the current quarter ($8.9 million at August 31, 1996) as compared to the prior year quarter ($7.3 million at August 31, 1995).

Provision  For  Income  Taxes

A tax provision was not provided for in the current or prior year periods because of available net operating loss carryforwards (see Note 4. to the Consolidated Financial Statements).

LIQUIDITY  AND  CAPITAL  RESOURCES

During the three months ended August 31, 1996, the Company's principal sources of cash were from earnings before depreciation and amortization and gains from sales of restaurants totaling approximately $409,000, from the repayment of notes receivable totaling approximately $99,000 and proceeds from sales of restaurants totaling $250,000. The Company's principal uses of cash during the current quarter were for property additions and improvements of approximately $289,000, scheduled debt repayments of approximately $573,000, and the net change in other assets and liabilities totaling approximately $997,000.

Cash and cash equivalents at August 31, 1996, amounted to $2,002,000 (which includes unexpended marketing fund contributions of $565,000), as compared to $3,103,000 (including $525,000 in unexpended marketing fund contributions) at the beginning of the year. At August 31, 1996, the Company's working capital deficiency was $1,808,000, as compared to $1,579,000 at the beginning of the current fiscal year. The Company is able to operate with a working capital deficiency because restaurant operations are conducted primarily on a cash basis, rapid turnover and frequent deliveries allow a limited investment in inventories, and accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

Current assets at August 31, 1996 include a non-recourse note receivable in the amount of approximately $1,270,000 resulting from the acquisition of five restaurants in March 1996. The note, which is secured by 1,325,000 shares of common stock of the Company, was originally due on July 1, 1996. The Company has extended the maturity date to October 31, 1996 and is considering a proposal to extend the maturity for one year.

The Company recently announced a revision of its growth strategy which will focus on expanding the restaurant chain principally through franchised restaurants. In addition to continuing to expand its franchise base through new traditional and non-traditional franchised restaurants, the Company also intends to franchise up to 21 of its existing Company-operated restaurants. Although the Company believes that this new strategic direction will help to improve its future operating results and cash flow, there are no assurances that such plans will be successful.

In addition to scheduled debt maturities/repayments during the balance of the current fiscal year of $966,000, the Company's capital requirements for the balance of fiscal year 1997 relate primarily to necessary capital improvements to existing restaurants and possible further enhancements to corporate and restaurant management information systems. Such expenditures will be made as required, and will take into consideration the Company's current liquidity and working capital positions and anticipated future cash flows from operations and other sources.
In connection with the planned sale of existing Company-operated restaurants, the Company typically provides financing for the sale and leases/sub-leases the property to the franchisee. Accordingly, the Company would be susceptible to default of the note and lease/sub-lease by the franchisee. If the sale of such restaurants are consummated on terms acceptable to the Company, the Company's working capital position and restaurant operating margins are expected to improve, royalty and interest income would increase, while at the same time restaurant sales and total Company revenues would decrease substantially. There can be no assurances however that any future sales will be consummated.

The Company expects that competition in the quick-service restaurant industry will continue to be intense and will remain so in the foreseeable future, resulting in continued pressure on sales and margins, and slower development of traditional restaurants by franchisees. Accordingly, emphasis will be placed on franchising certain existing Company restaurants, expanding non-traditional franchised restaurants, improving operations in all restaurants, developing new products, enhancing the effectiveness of marketing programs, and overall improvement and possible refinements to the entire system.

As of August 31, 1996, the Miami Subs restaurant system consisted of 178 restaurants, of which 125 of the restaurants were located in Florida, 51 restaurants were located in 15 other states, and two restaurants were located in Ecuador. Of these restaurants 32 were Company operated and 146 were franchised. The Company plans to significantly reduce the current number of Company operated restaurants by selling units to franchisees, and intends to focus on franchise development, with the objective of expanding the franchise system in existing markets as well as nationally and internationally. In part due to the limited number of restaurants located in other states, the restaurants operating outside of Florida have generally not been as successful as the restaurants operating in Florida. Additionally, as a result of the current concentration of restaurants in Florida, the Company and its Florida franchisees could be more severely affected by any adverse economic conditions in Florida than would a more geographically diversified company.

Franchisees currently operate 146 of the 178 restaurants in the system, and the Company intends to franchise up to 21 of its existing Company operated restaurants. The Company receives royalty and advertising fees from its franchised restaurants, and also receives lease/sub-lease rental income from certain of these franchised restaurants. In addition, the Company has guaranteed certain third party equipment and real estate leases for certain franchisees and typically finances the sale of Company-operated restaurants to franchisees. Accordingly, the Company's success and future profitability will be substantially dependent on the management skills and success of its existing franchisees, and expansion of the chain will be dependent on the
Company's ability to attract qualified franchisees who will be able to successfully develop and operate restaurants. Two Miami Subs restaurants which are sub-leased from subsidiaries of the Company to franchisees have recently closed. The Company (through its subsidiaries) is reviewing the prospects of reopening the restaurants, franchising the restaurants, sub-leasing to new tenants, or terminating the leases.

Seasonality

The Company does not expect seasonality to affect its operations in a materially adverse manner. However, the Company's restaurant sales during its first and fourth fiscal quarters have historically been higher that its second and third quarters.



Adoption  of  New  Accounting  Standard

In the first quarter of the current fiscal year, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting For the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of." SFAS No. 121 in general requires that such impaired assets be written down to a reduced carrying value. The adoption of SFAS No. 121 by the Company did not result in a write down of such assets.

PART  II.    OTHER  INFORMATION

ITEM  L.    LEGAL  PROCEEDINGS
Reference is made to Part I, Item 3, Legal Proceedings, in the Company's Annual Report on Form
10-K for the fiscal year ended May 31, 1996 for a description of certain legal proceedings involving the Company. There have been no material developments in these legal proceedings. The Company is vigorously contesting these actions and currently believes the outcome of such cases will not have a material adverse effect on the Company.

ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)        Exhibits.

           NONE

(b)        Reports  on  Form  8-K

           NONE

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               MIAMI  SUBS  CORPORATION



Date:  October  2,  1996                 By:   /s/  Jerry  W.  Woda
                                               JERRY  W.  WODA
                                               Senior Vice President,
                                               Chief Financial Officer,  and
                                               Pricipal Accounting Officer