Form 10-K/A
period 1996-05-31
MIAMI SUBS CORP
filed 1996-10-16
CIK 875174

FORM 10-K/A
                                Amendment No. 2
 (Contains  Exhibit 27 - Article 5 of Regulation S-X Financial Data Schedule of
  Registrant's  Annual  Report)

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


                                   MIAMI  SUBS  CORPORATION
                                    (Registrant)





Date:  October 16, 1996           By:  /s/ Jerry W. Woda
                                       JERRY  W.  WODA
                                       Senior  Vice  President  and
                                         Chief  Financial  Officer