Form 10-Q/A
period 1996-08-31
MIAMI SUBS CORP
filed 1996-10-16
CIK 875174

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q/A
                                Amendment No. 1
(Contains Exhibit 27 - Article 5 of Regulation S-X Financial Data Schedule of Registrant's Quarterly Report)

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


                                              MIAMI SUBS CORPORATION

Date:  October  16,  1996                     By:/s/ Jerry W. Woda
                                                 Senior Vice President,
                                                  Chief Financial Officer,  and
                                                  Pricipal Accounting Officer