Form 10-Q
period 1996-11-30
MIAMI SUBS CORP
filed 1997-01-14
CIK 875174

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
          (Mark One)
          [  X  ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended NOVEMBER 30, 1996

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


           Class                               Outstanding at January 13, 1997
Common  Stock,  $.01 par value                          28,244,340


PART  I.    FINANCIAL  INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS.


                                                MIAMI SUBS CORPORATION
                                             CONSOLIDATED BALANCE SHEETS
                                                     (UNAUDITED)



                                                                                           November 30,     May 31,
ASSETS                                                                                         1996           1996
----------------------------------------------------------------------------------------  --------------  ------------

CURRENT ASSETS
Cash and cash equivalents (including unexpended marketing fund contributions of           $   1,943,000   $ 3,103,000
   $647,000 and $525,000 respectively)
Notes and accounts receivable (net of allowances for uncollectible accounts of $379,000       2,358,000     2,250,000
   at November 30, 1996 and $390,000 at May 31, 1996)
Food and supplies inventories                                                                   307,000       381,000
Other                                                                                           336,000       332,000
                                                                                          --------------  ------------
Total Current Assets                                                                          4,944,000     6,066,000

Notes receivable                                                                              6,053,000     3,778,000
Property and equipment - net                                                                 15,317,000    17,955,000
Intangible assets - net                                                                       7,706,000     8,004,000
Other                                                                                           505,000       558,000
                                                                                          --------------  ------------

TOTAL                                                                                     $  34,525,000   $36,361,000
                                                                                          ==============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------
CURRENT LIABILITIES
Accounts payable and accrued liabilities                                                  $   5,394,000   $ 6,106,000
Current portion of notes payable and capitalized lease obligations                            1,343,000     1,539,000
                                                                                          --------------  ------------
Total Current Liabilities                                                                     6,737,000     7,645,000

Long-term portion of notes payable and capitalized lease obligations                          7,180,000     7,955,000
Deferred franchise fees and other deferred income                                             1,660,000     1,712,000
Accrued liabilities and other                                                                 1,781,000     2,106,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Series A Convertible Preferred Stock, $.01 par value,
   8,000,000 shares authorized; 1,005,500 shares outstanding at
   May 31, 1996, none outstanding at November 30, 1996                                                         10,000
Common stock, $.01 par value; authorized 50,000,000 shares; 28,244,340
   shares outstanding at November 30, 1996                                                      283,000       273,000
Additional paid-in capital                                                                   24,565,000    24,565,000
Accumulated deficit                                                                          (7,118,000)   (7,342,000)
                                                                                          --------------  ------------
                                                                                             17,730,000    17,506,000
Less note receivable from sale of stock                                                        (563,000)     (563,000)
                                                                                          --------------  ------------
Total Shareholders' Equity                                                                   17,167,000    16,943,000

TOTAL                                                                                     $  34,525,000   $36,361,000
                                                                                          ==============  ============





See  accompanying  notes  to  consolidated  financial  statements.


                                            MIAMI SUBS CORPORATION
                                      CONSOLIDATED STATEMENTS OF INCOME
                                                 (UNAUDITED)






                                                                            Three Months Ended
                                                                            -------------------
                                                                               November 30,      November 30,
REVENUES                                                                           1996              1995
--------------------------------------------------------------------------  -------------------  -------------

Restaurant sales                                                            $         7,369,000  $   7,521,000
Revenues from franchised restaurants                                                  1,088,000      1,177,000
Net gain from sales of restaurants                                                      484,000         18,000
Interest income                                                                         140,000        118,000
Other revenues                                                                           38,000        114,000
                                                                            -------------------  -------------
Total                                                                                 9,119,000      8,948,000
                                                                            -------------------  -------------

EXPENSES
--------------------------------------------------------------------------
Restaurant operating costs (including lease costs paid to Kavala, Inc. of
   $29,000 and $44,000, respectively)                                                 6,902,000      6,714,000
General, administrative and franchise costs                                           1,351,000      1,557,000
Depreciation and amortization                                                           480,000        469,000
Interest expense - net                                                                  229,000        173,000
                                                                            -------------------  -------------
Total                                                                                 8,962,000      8,913,000
                                                                            -------------------  -------------

Net income                                                                  $           157,000  $      35,000
                                                                            ===================  =============

Net income per common share and common share equivalents                    $               .01  $         .00
                                                                            ===================  =============

Weighted average number of common share and common share
   equivalents outstanding                                                           28,249,000     26,921,000
                                                                            ===================  =============












See  accompanying  notes  to  consolidated  financial  statements.


                                           MIAMI SUBS CORPORATION
                                     CONSOLIDATED STATEMENTS OF INCOME
                                                (UNAUDITED)






                                                                            Six Months Ended
                                                                            -----------------
                                                                              November 30,     November 30,
REVENUES                                                                          1996             1995
--------------------------------------------------------------------------  -----------------  -------------

Restaurant sales                                                            $      16,422,000  $  15,472,000
Revenues from franchised restaurants                                                2,220,000      2,367,000
Net gain from sales of restaurants                                                    657,000        102,000
Interest income                                                                       256,000        258,000
Other revenues                                                                         99,000        168,000
                                                                            -----------------  -------------
Total                                                                              19,654,000     18,367,000
                                                                            -----------------  -------------

EXPENSES
--------------------------------------------------------------------------
Restaurant operating costs (including lease costs paid to Kavala, Inc. of
   $70,000 and $98,000, respectively)                                              15,145,000     13,758,000
General, administrative and franchise costs                                         2,818,000      3,118,000
Depreciation and amortization                                                         995,000        936,000
Interest expense - net                                                                472,000        362,000
                                                                            -----------------  -------------
Total                                                                              19,430,000     18,174,000
                                                                            -----------------  -------------

Net income                                                                  $         224,000  $     193,000
                                                                            =================  =============

Net income per common share and common share equivalents                    $             .01  $         .01
                                                                            =================  =============

Weighted average number of common share and common share
   equivalents outstanding                                                         28,250,000     26,921,000
                                                                            =================  =============












See  accompanying  notes  to  consolidated  financial  statements.


                                             MIAMI SUBS CORPORATION
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)




                                                                                Six Months Ended
                                                                                  November 30,      November 30,
                                                                               ------------------  --------------
OPERATING ACTIVITIES:                                                                 1996              1995
                                                                               ------------------  --------------

Net income                                                                     $         224,000   $     193,000
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization                                                            762,000         684,000
Amortization of intangible assets                                                        233,000         252,000
Net gain from sales of restaurants                                                      (657,000)       (102,000)
Changes in assets and liabilities:
(Increase) in accounts receivable                                                       (635,000)       (258,000)
Decrease (increase) in food and supplies inventories                                      74,000         (28,000)
Decrease (increase) in other current assets                                              (17,000)          5,000
Decrease (increase) in other assets                                                       53,000         (22,000)
(Decrease) in accounts payable and accrued liabilities                                  (627,000)       (177,000)
(Decrease) in deferred fees and other deferred income                                   (206,000)       (484,000)
                                                                               ------------------  --------------
Net Cash Provided By (Used For) Operating Activities                                    (796,000)         63,000
                                                                               ------------------  --------------

INVESTMENT ACTIVITIES:
Purchase of property and equipment                                                      (381,000)     (1,417,000)
Proceeds from sales of restaurants                                                       650,000         255,000
Loans to franchisees and other                                                                 -         (29,000)
Payments received on notes receivable                                                    246,000         399,000
                                                                               ------------------  --------------
Cash Provided By (Used For) Investment Activities                                        515,000        (792,000)
                                                                               ------------------  --------------

FINANCING ACTIVITIES:
Repayment of debt                                                                       (879,000)       (980,000)
                                                                               ------------------  --------------
Cash (Used For) Financing Activities                                                    (879,000)       (980,000)
                                                                               ------------------  --------------

(DECREASE) IN CASH                                                                    (1,160,000)     (1,709,000)

CASH AT BEGINNING OF PERIOD                                                            3,103,000       3,145,000
                                                                               ------------------  --------------

CASH AT END OF PERIOD                                                          $       1,943,000   $   1,436,000
                                                                               ==================  ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest                                                         $         474,000   $     395,000
                                                                               ==================  ==============
Loans to franchisees in connection with sales of restaurants                   $       2,067,000   $     593,000
                                                                               ==================  ==============





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

     2.          ADOPTION  OF  NEW  ACCOUNTING  STANDARDS

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

In the first quarter of the current fiscal year, the Company adopted SFAS No. 123, "Accounting For Stock Based Compensation." SFAS No. 123 in general permits stock compensation cost to be measured using either the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," or the fair value-based method of accounting. The Company elected to continue to use the intrinsic value-based method of accounting and accordingly will provide the expanded pro forma disclosures required by SFAS No. 123 in its annual financial statements.

3.          REVENUES  FROM  FRANCHISED  RESTAURANTS


Revenues  from  franchised  restaurants  consist  of  the  following:


                                      Three Months Ended
                                      -------------------
                                         November 30,      November 30,
                                      -------------------  -------------
                                             1996              1995
                                      -------------------  -------------

Royalties                             $           915,000  $     916,000
Franchise and development fees                    125,000        123,000
Net sublease rental income and other               48,000        138,000
                                      -------------------  -------------
Total                                 $         1,088,000  $   1,177,000
                                      ===================  =============


                                      Six Months Ended
                                      -------------------
                                      November 30,         November 30,
                                      -------------------  -------------
                                                     1996           1995
                                      -------------------  -------------
Royalties                             $         1,900,000  $   1,850,000
Franchise and development fees                    238,000        293,000
Net sublease rental income and other               82,000        224,000
                                      -------------------  -------------
Total                                 $         2,220,000  $   2,367,000
                                      ===================  =============




     4.          INCOME  TAXES

The Company did not provide for income taxes for the three and six month periods ended November 30, 1996 and 1995 due to the availability of net operating loss carry-forwards.

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

     5.          COMMITMENTS  AND  CONTINGENCIES

The Company and its subsidiaries are parties to various legal actions arising in the ordinary course of business as described in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1996. Other than as described below, there have been no material developments in these legal proceedings. The Company is vigorously contesting these actions and currently believes that the outcome of such cases will not have a material adverse effect on the Company.

During January, 1992, the Company filed a Petition for Declaratory Judgment against the Murray Family Trust/Kenneth Dash Partnership ("F/D"), in the Superior Court Northern District of Hillsborough County, New Hampshire. The Company sought to dissolve an alleged joint venture between the Company and F/D to develop Miami Subs restaurants in New England. F/D opposed the dissolution, counterclaimed, and sought damages arising from amounts expended in developing new locations and lost profits from the termination of the joint venture. A bench trail was completed in April 1995, and in July 1995 the court issued its ruling in favor of the Company on virtually all of F/D's counterclaims, except that the court denied the Company's petition for declaratory judgement and awarded F/D damages in the amount of $241,000 plus costs and attorney fees allegedly incurred by the joint venture. The case was appealed by both the Company and F/D, and in November 1996, the appeal was argued before the New Hampshire Supreme Court. The Court has not yet rendered a ruling on the appeal.

In March 1992, a subsidiary of the Company filed an action for declaratory relief against a third party seeking a determination that a letter of intent executed by Miami Subs, Inc. (n/k/a B&B Food Ventures, Inc.) did not constitute a binding agreement concerning the possible granting of an exclusive area for development. As a result of this lawsuit, the third party filed a separate lawsuit against the Company in which the plaintiffs allege they are entitled to damages for breach of contract, fraud, tortious inducement to breach a contract and breach of fiduciary duty arising from the Company's alleged failure to grant the plaintiffs an exclusive area development right. The plaintiffs claim compensatory damages in excess of $20.0 million and punitive damages in excess of $20.0 million. Discovery is substantially completed. The case has been schedule for trial in August 1997.
 The Company believes that it had no obligation to proceed to enter into any agreements with the plaintiffs and is vigorously contesting the action.

In October 1996, a lawsuit was filed against the Company (Rafaele Cruz, as Personal Representative of the Estate of Miguel Angel Rivera, deceased, v. Miami Subs Corporation, Broward County Circuit Court, Case No. 96-14900) seeking damages in excess of $15,000 relating to an incident at a Company-operated restaurant. In addition, there have been inquiries of the Company by counsel representing a party in a separate incident involving a deceased patron of a franchised restaurant. The Company expects that both of these matters will be handled by its insurance carrier.

Subsidiaries of the Company are the prime lessee under various land and building leases for restaurants operated by the Company and its franchisees. A Miami Subs restaurant which was sub-leased by a Company subsidiary to a former franchisee has recently closed. The lease currently terminates in 2010 and the average annual base rent for the term is approximately $97,000. The Company subsidiary, which remains obligated on the master lease with the landlord, is attempting to negotiate an early termination of the lease.

6.          SHAREHOLDERS'  EQUITY  AND  EARNINGS  PER  SHARE

In October 1996, all shares of the Company's Series A Convertible Preferred Stock which were then outstanding were automatically converted on a one-for-one basis into Common Stock of the Company.

At November 30, 1996, options and warrants representing a total of 5,228,000 shares of common stock, at an average exercise price of $2.72, were outstanding.

The net income per share amounts are computed based on the weighted average number of common shares and common share equivalents outstanding during the period, computed using the treasury stock method. Common share equivalents include convertible preferred stock, options and warrants.

7.          RELATED  PARTY  TRANSACTIONS

Effective January 1, 1997, the Company leased a vacant property to a company which is owned by Gus Boulis, a director of Miami Subs Corporation. The Company believes that the terms of the lease are not materially different than would have been obtained from a lease with unaffiliated parties on a stand alone basis.



ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Company's revenues and expenses are derived principally from operating and
franchising  Miami  Subs  Grill  restaurants.    Franchise  revenues  consist
principally of initial franchise fees, area development fees, monthly royalty fees, and net sublease rental income. In the normal course of operations, the Company may also derive revenues from the sale of Company restaurants to franchisees.

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

The Company's fiscal year ends on May 31. The results of operations for the three and six months ended November 30, 1996 are not necessarily indicative of the results that may be expected for the Company's fiscal year.

The Company's profitability in the first and second quarters of the current fiscal year resulted from gains on the sale of certain Company operated restaurants. Although the Company intends to sell up to 18 of its existing restaurants in the future, there can be no assurance that any such sales will be consummated or that gains will be realized. The Company's ability to become and sustain profitability on an operating basis will be dependent on improvement of sales and operating margins in Company and franchised restaurants, expansion of its franchise base, its ability to reduce and control general and administrative expenses, and on the success of its existing and future franchisees.

During the six months ended November 30, 1996, seven franchised restaurants opened, one Company and two franchised restaurants closed, and the Company sold/transferred eight of its Company-operated restaurants to franchisees. At November 30, 1996, there were 181 restaurants in the system, consisting of 28 Company operated restaurants and 153 franchised restaurants. At November 30, 1995, there were 168 restaurants in the system, consisting of 29 Company operated restaurants and 139 franchised restaurants.

COMPARISON  OF  THREE  MONTHS  ENDED NOVEMBER 30, 1996 TO NOVEMBER 30, 1995

Total  Revenues

Total Company revenues increased 1.9% to $9.1 million in the second quarter of the current year, as compared to $8.9 million in the second quarter of last year. The increase in total revenues in the current period was primarily due to a significant increase in net gains from the sales of restaurants, which was in part offset by lower restaurant sales, revenues from franchised restaurants and other revenues.


Restaurant  Sales

The Company's total restaurant sales decreased approximately 2.0% to $7.4 million in this year's second quarter, as compared to $7.5 million in the second quarter of last year. Although the Company operated more restaurants in the current three month period (resulting in an approximate 9% increase in weeks of restaurant operations), total sales in the current period declined reflecting declines in same-store-sales and average unit volumes as compared to the year earlier period.

At the beginning of the current year quarter the Company operated 32 restaurants and during the quarter the Company sold/transferred four restaurants to franchisees. At the beginning of the prior year second quarter, the Company operated 29 restaurants, and during the quarter the Company opened one new restaurant and sold one existing restaurant to a franchisee.

During the current year's second quarter and in an effort to improve sales and customer traffic in its restaurants, the Company continued a recently implemented marketing strategy involving price discounting. Despite such marketing efforts, same-store-sales in Company operated restaurants declined by approximately 4.6% in the current quarter, and average unit sales for restaurants operated by the Company for all of the current year's second quarter decreased by approximately 6.6% as compared to the prior year quarter.
 The Company is attempting to improve sales in its restaurants by continuing the marketing programs, improving the level of service and operations, and is considering possible changes to its pricing and product offerings.

At  November  30,  1996,  Company operated restaurants were located in Florida
(11), Texas (6), Georgia (3), North Carolina (4), South Carolina (3), and New York (1). The Company currently plans on franchising up to 18 of its existing Company operated restaurants, however there can be no assurances that such restaurants will be franchised on terms and conditions acceptable to the Company.

Revenues  From  Franchised  Restaurants

Revenues from franchised restaurants declined approximately 7.6% to $1.1 million in the second quarter of the current year, as compared to $1.2 million in the prior year's second quarter. In the prior year second quarter, the Company recognized income of $160,000 from the termination and cancellation of three area development agreements. No such income was recognized in the current quarter.

The Company and many of its franchisees recently implemented a marketing strategy involving price discounting. Despite such marketing efforts, same-store-sales in franchised restaurants declined by approximately 4.0% in the current quarter. Such sales declines, along with the non-accrual of royalty income from an increased number of franchisees, continued to adversely affect franchise fee revenues in the current quarter as compared to the year earlier quarter.

During the second quarter of the current year, three new franchised restaurants opened, and four restaurants previously operated by the Company were franchised. There were 153 franchised restaurants in operation at November 30, 1996, as compared to 139 franchised restaurants at November 30, 1995.

System-Wide  Sales

System-wide sales, which includes sales from all Company operated restaurants and franchised restaurants, increased by approximately 4.3% to $36.3 million in this year's second quarter, as compared to $34.8 million in last year's second quarter, principally reflecting the increase in the total number of units in the system (181 at November 30, 1996 as compared to 168 at November 30, 1995). Same-store-sales for both Company and franchised units in the system decreased by approximately 4.3% in the current quarter. Average unit sales for restaurants in operation for all of the current quarter decreased by approximately 4.9% as compared to average sales for units in operation for all of the prior year's second quarter.

Net  Gains  From  Sales  of  Restaurants

The Company sold/transferred four of its existing restaurants to franchisees during the second quarter of the current year. Gains on the sale of restaurants are dependent on the Company's basis in and the overall performance of such units. Any gains realized are recorded as income when the sales are consummated and other conditions are met, including the adequacy of the down payment and the completion by the Company of its obligations under the contracts. Total gains recognized in the second quarter of the current year amounted to $484,000, as compared to $18,000 in the prior year second quarter. Although the Company intends to sell up to 18 of its existing restaurants in the future, there can be no assurance that any such sales will be consummated or that gains will be realized.

Other  Revenues

Other revenues declined in the second quarter of the current year primarily as a result of lease costs associated with two vacant properties. One of the properties was subsequently subleased to a new tenant, and the Company is attempting to negotiate a termination of the lease with the landlord on the remaining property (see note 5. to the accompanying Consolidated Financial Statements).

Restaurant  Operating  Costs

Restaurant operating costs increased to approximately $6.9 million in this year's second quarter, as compared to $6.7 million in last year's second quarter, and such costs as a percent of restaurant sales increased to 93.7% in the current quarter, as compared to 89.3% in the prior year's second quarter. The increase in operating costs was a result of higher labor, cost of sales, repairs, and amortization of pre-opening costs, and also reflected the effect of price discounting offered during the quarter in an effort to stimulate sales and increase customer traffic and lower unit volumes in the current quarter.

General,  Administrative  and  Franchise  Costs

General, administrative and franchise costs amounted to approximately $1.4 million or 14.8% of total revenues in the current quarter, as compared to $1.6 million or 17.4% of total revenues in the prior year's second quarter. Included in such costs in the current quarter was a charge of approximately $61,000 resulting from a decision by the Company not to exercise an option to renew a lease on a non Miami Subs facility which had previously been subleased to a third party. The Company is maintaining strict cost controls in all areas of its business resulting in a reduction in general and administrative costs, including salaries, general marketing and outside legal costs. The Company expects that the amount of such costs will continue to decline in the second half of the fiscal year as a result of recently implemented corporate streamlining and as a number of the current Company operated restaurants are franchised.

Depreciation  and  Amortization

Depreciation and amortization increased to $480,000 in this year's second quarter, as compared to $469,000 in the prior year's second quarter, principally due to higher depreciation associated with certain new, higher cost restaurants that the Company developed and opened since the prior year quarter.

Interest  Expense

Interest expense increased to $229,000 in this year's second quarter, as compared to $173,000 in the prior year's second quarter, principally reflecting additional debt outstanding in the current quarter ($8.4 million at November 30, 1996) as compared to the prior year quarter ($6.8 million at November 30, 1995).

Provision  For  Income  Taxes

A tax provision was not provided for in the current or prior year periods because of available net operating loss carryforwards (see Note 4. to the Consolidated Financial Statements).


COMPARISON  OF  SIX  MONTHS  ENDED  NOVEMBER  30,  1996 TO NOVEMBER 30, 1995

Total  Revenues

Total Company revenues increased 7.0% to $19.7 million in the current six month period, as compared to $18.4 million in the same period last year. The increase in total revenues reflected an increase in restaurant sales (all of which occurred in this year's first quarter), and a significant increase in net gains from the sales of Company restaurants.

Restaurant  Sales

The Company's total restaurant sales increased approximately 6.1% to $16.4 million in the current six month period, as compared to $15.5 million in the same period last year. Such sales increase reflected more Company units in operation for the current six month period, as compared to the year earlier period. At the beginning of the current fiscal year, the Company operated 37 restaurants, and during the current six month period the Company sold/transferred eight existing restaurants to franchisees and closed one restaurant. At the beginning of the prior year, the Company operated 30 restaurants, and during the period the Company opened one new restaurant and sold/transferred two restaurants to franchisees.

In an effort to improve sales and customer traffic in its restaurants, the Company has continued a recently implemented marketing strategy involving price discounting. Despite these marketing efforts and as a result of a decline in same-store-sales in the Company operated restaurants during the current three month period, same-store-sales for the six month period reflected a decline of approximately 1.7%.

In addition, average unit sales for restaurants operated by the Company for all of the current six month period decreased by approximately 3.3% as compared to the average in the prior year six month period. The Company is attempting to improve sales in its restaurants by continuing the marketing programs, improving the level of service and operations, and is considering possible changes to its pricing and product offerings.

The Company currently plans on franchising up to 18 of its existing Company operated restaurants, however there can be no assurances that such restaurants will be franchised on terms and conditions acceptable to the Company.

Revenues  From  Franchised  Restaurants

Revenues from franchised restaurants declined approximately 6.2% to $2.2 million in the current six month period, as compared to $2.4 million in the year earlier period. Although royalty fee income increased by approximately 2.7% in the current period, such increase was offset by a reduction in initial franchise fee income. In addition, the prior year six month period included income of $220,000 associated with the termination of area development
agreements  with  franchisees.    No such income was recognized in the current
period.

The Company and many of its franchisees recently implemented a marketing strategy involving price discounting. However, despite these marketing programs, same-store-sales in franchised restaurants decreased by approximately 2.0% during the current six month period, as a result of increased sales pressure in the most recent three month period. Such sales declines, along with the non-accrual of royalty income from an increased number of franchisees, adversely affected franchise fee revenues in the current six month period. Although it is expected that such marketing programs will continue, there can be no assurance that they will be successful.

During the current six month period, seven franchised restaurants opened, two franchised restaurants closed, and eight restaurants operated by the Company were franchised. There were 153 franchised restaurants in operation at November 30, 1996, as compared to 139 franchised restaurants at November 30, 1995.

System-Wide  Sales

System-wide sales, which includes sales from all Company operated restaurants and franchised restaurants, increased by approximately 8.5% to $76.3 million in the current six month period, as compared to $70.4 million in the same period last year, principally reflecting the increase in the total number of units in the system (181 at November 30, 1996 as compared to 168 at November 30, 1995). Same-store-sales for both Company and franchised units in the system decreased by approximately 2.4% in the current period, and average unit sales for all restaurants in operation for all of the current six month period decreased by approximately 3.2% as compared to average sales for units in operation for all of the prior year six month period.

Net  Gains  From  Sales  of  Restaurants
The Company sold/transferred eight of its existing restaurants to franchisees during the current year six month period. Gains on the sale of restaurants are dependent on the Company's basis in and the overall performance of such units. Any gains realized are recorded as income when the sales are consummated and other conditions are met, including the adequacy of the down payment and the completion by the Company of its obligations under the contracts. Total gains recognized in the current six month period amounted to $657,000, as compared to $102,000 in the prior year six month period. Although the Company intends to sell other existing restaurants in the future, there can be no assurance that any such sales will be consummated or that gains will be realized.

Restaurant  Operating  Costs

Restaurant operating costs increased to approximately $15.1 million in the current six month period, as compared to $13.8 million in the year earlier period. Such costs as a percent of restaurant sales increased to 92.2% in the current six month period, as compared to 88.9% in the prior year six month period. The increase in operating costs was a result of higher labor, cost of sales, repairs, and amortization of pre-opening costs, and also reflected the effect of price discounting offered during the quarter in an effort to stimulate sales and customer traffic and lower unit volumes during the current six month period.

General,  Administrative  and  Franchise  Costs

General, administrative and franchise costs amounted to approximately $2.8 million or 14.3% of total revenues in the current six month period, as compared to $3.1 million or 17.0% of total revenues in the prior year six month period. The Company is maintaining strict cost controls in all areas of its business resulting in a reduction in administrative costs including salaries, general marketing and outside legal costs. The Company expects that the amount of such costs will continue to decline in the second half of the fiscal year as a result of recently implemented corporate streamlining and as a number of the current Company operated restaurants are franchised.

Depreciation  and  Amortization

Depreciation and amortization increased to $995,000 in the current six month period, as compared to $936,000 in the prior year six month period, principally due to higher depreciation associated with certain new and higher cost restaurants that the Company developed in the prior fiscal year.

Interest  Expense

Interest expense increased to $472,000 in the current six month period, as compared to $362,000 in the prior year six month period, principally reflecting higher debt levels ($8.4 million at November 30, 1996) as compared to the year earlier period ($6.8 million at November 30, 1995).

Provision  For  Income  Taxes

A tax provision was not provided for in the current or prior year six month periods because of available net operating loss carryforwards (see Note 4. to the Consolidated Financial Statements).

LIQUIDITY  AND  CAPITAL  RESOURCES
During the current six month period, the Company's principal sources of cash were from earnings before depreciation and amortization and gains from sales of restaurants totaling approximately $562,000, from the repayment of notes receivable totaling approximately $246,000 and proceeds from sales of restaurants totaling $650,000. The Company's principal uses of cash during the current period were for property additions and improvements of approximately $381,000, scheduled debt repayments of approximately $879,000, and a reduction in accounts payable and accrued liabilities.

Cash and cash equivalents at November 30, 1996, amounted to $1,943,000 (which includes unexpended marketing fund contributions of $647,000), as compared to $3,103,000 (including $525,000 in unexpended marketing fund contributions) at the beginning of the year, and $1.4 million (including $279,000 in unexpended marketing fund contribution) one year ago. At November 30, 1996, the Company's working capital deficiency was $1,793,000, as compared to $1,579,000 at the beginning of the current fiscal year and $2.5 million one year ago. The Company is able to operate with a working capital deficiency because restaurant operations are conducted primarily on a cash basis, rapid turnover and frequent deliveries allow a limited investment in inventories, and accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

At November 30, 1996, the Company's assets include a non-recourse note receivable in the amount of approximately $1,270,000 resulting from the acquisition of five restaurants in March 1996. The note, which is secured by 1,325,000 shares of common stock of the Company, was originally due on July 1, 1996 and has been extended by the Company to January 31, 1997. The Company expects that the maturity date of the note will be extended for an additional period of up to one year. Accordingly, the note has been classified as long-term at November 30, 1996. At November 30, 1996, the quoted market price of the common stock which has been pledged as collateral for the note was approximately $1,284,000.

In September 1996, the Company announced a revision of its growth strategy which will focus on expanding the restaurant chain principally through franchised restaurants. In addition to continuing to expand its franchise base through new traditional and non-traditional franchised restaurants, the strategy also focuses on the franchising of up to 18 of its existing Company-operated restaurants. During the first half of the current fiscal year, eight Company-operated restaurants were sold to franchisees. Although the Company believes that this new strategic direction will help to improve its future operating results, cash flow, and liquidity, there are no assurances that such plans will be successful or that additional sales of restaurants will be consummated.

In connection with the planned sale of many of the existing Company-operated restaurants, the Company typically provides financing for the sale and leases/sub-leases the property to the franchisee. Accordingly, the Company would be susceptible to default of the note and lease/sub-lease by the franchisee. During the first half of the current fiscal year, total new financings provided by the Company to franchisees who acquired the restaurants from the Company totaled approximately $2.1 million. If the sale of additional restaurants are consummated on terms acceptable to the Company, the Company's working capital position and restaurant operating margins are expected to improve, royalty and interest income would increase, while at the same time restaurant sales and total Company revenues would decrease. There can be no assurances however that any future sales will be consummated.

In addition to scheduled debt maturities/repayments during the balance of the current fiscal year of $660,000, the Company's capital requirements for the balance of fiscal year 1997 relate primarily to necessary capital improvements to existing restaurants and possible further enhancements to corporate and restaurant management information systems. Such expenditures will be made as required, and will take into consideration the Company's current liquidity and working capital positions and anticipated future cash flows from operations and other sources.


The Company expects that competition in the quick-service restaurant industry will continue to be intense and will remain so in the foreseeable future, resulting in continued pressure on sales and margins, and slower development of traditional restaurants by franchisees. Accordingly, emphasis will be placed on franchising existing Company restaurants, expanding non-traditional franchised restaurants, improving operations in all restaurants, developing new products, enhancing the effectiveness of marketing programs, and overall improvement and possible refinements to the entire system.

As of November 30, 1996, the Miami Subs restaurant system consisted of 181 restaurants, of which 125 of the restaurants were located in Florida, 53 restaurants were located in 16 other states, and three restaurants were located in Ecuador. Of these restaurants, 28 were Company operated and 153 were franchised. The Company plans to significantly reduce the current number of Company operated restaurants by selling up to 18 of its existing restaurants to franchisees, and intends to focus on franchise development, with the objective of expanding the franchise system in existing markets as well as nationally and internationally. In part due to the limited number of restaurants located in other states, the restaurants operating outside of Florida have generally not been as successful as the restaurants operating in
Florida.    Additionally,  as  a  result  of  the  current  concentration  of restaurants in Florida, the Company and its Florida franchisees could be more severely affected by any adverse economic conditions in Florida than would a more geographically diversified company.

At November 30, 1996, franchisees operated 153 of the 181 restaurants in the system, and the Company intends to franchise many of its existing Company operated restaurants. The Company receives royalty and advertising fees from its franchised restaurants, and also receives lease/sub-lease rental income from certain of these franchised restaurants. In addition, the Company has guaranteed certain third party equipment and real estate leases for certain franchisees and typically finances the sale of Company-operated restaurants to franchisees. Accordingly, the Company's success and future profitability will be substantially dependent on the management skills and success of its existing and future franchisees, and expansion of the chain will be dependent on the Company's ability to attract qualified franchisees who will be able to successfully develop and operate restaurants. Subsidiaries of the Company are the prime lessee under various land and building leases for restaurants operated by the Company and its franchisees. A Miami Subs restaurant which was sub-leased by a Company subsidiary to a former franchisee has recently closed. The lease currently terminates in 2010 and the average annual base rent for the term is approximately $97,000. The Company subsidiary, which remains obligated on the master lease with the landlord, is attempting to negotiate an early termination of the lease.

Seasonality

The Company does not expect seasonality to affect its operations in a materially adverse manner. However, the Company's restaurant sales during its first and fourth fiscal quarters have historically been higher that its second and third quarters.

Adoption  of  New  Accounting  Standards

In the first quarter of the current fiscal year, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting For the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of." SFAS No. 121 in general requires that such impaired assets be written down to a reduced carrying value. The adoption of SFAS No. 121 by the Company did not result in a write down of such assets.
In the first quarter of the current fiscal year, the Company adopted SFAS No. 123, "Accounting For Stock Based Compensation." SFAS No. 123 in general permits stock compensation cost to be measured using either the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," or the fair value-based method of accounting. The Company elected to continue to use the intrinsic value-based method of accounting and accordingly will provide the expanded pro forma disclosures required by SFAS No. 123 in its annual financial statements.

PART  II.    OTHER  INFORMATION

ITEM  L.    LEGAL  PROCEEDINGS

Reference is made to Part I, Item 3, Legal Proceedings, in the Company's Annual Report on Form
10-K for the fiscal year ended May 31, 1996 for a description of certain legal proceedings involving the Company. Other than as described below, there have been no material developments in these legal proceedings. The Company is vigorously contesting these actions and currently believes the outcome of such cases will not have a material adverse effect on the Company.

During January, 1992, the Company filed a Petition for Declaratory Judgment against the Murray Family Trust/Kenneth Dash Partnership ("F/D"), in the Superior Court Northern District of Hillsborough County, New Hampshire. The Company sought to dissolve an alleged joint venture between the Company and F/D to develop Miami Subs restaurants in New England. F/D opposed the dissolution, counterclaimed, and sought damages arising from amounts expended in developing new locations and lost profits from the termination of the joint venture. A bench trail was completed in April 1995, and in July 1995 the court issued its ruling in favor of the Company on virtually all of F/D's counterclaims, except that the court denied the Company's petition for declaratory judgement and awarded F/D damages in the amount of $241,000 plus costs and attorney fees allegedly incurred by the joint venture. The case was appealed by both the Company and F/D, and in November 1996, the appeal was argued before the New Hampshire Supreme Court. The Court has not yet rendered a ruling on the appeal.

In March 1992, a subsidiary of the Company filed an action for declaratory relief against a third party seeking a determination that a letter of intent executed by Miami Subs, Inc. (n/k/a B&B Food Ventures, Inc.) did not constitute a binding agreement concerning the possible granting of an exclusive area for development. As a result of this lawsuit, the third party filed a separate lawsuit against the Company in which the plaintiffs allege they are entitled to damages for breach of contract, fraud, tortious inducement to breach a contract and breach of fiduciary duty arising from the Company's alleged failure to grant the plaintiffs an exclusive area development right. The plaintiffs claim compensatory damages in excess of $20.0 million and punitive damages in excess of $20.0 million. Discovery is substantially completed. The case has been schedule for trial in August 1997.
 The Company believes that it had no obligation to proceed to enter into any agreements with the plaintiffs and is vigorously contesting the action.

In October 1996, a lawsuit was filed against the Company (Rafaele Cruz, as Personal Representative of the Estate of Miguel Angel Rivera, deceased, v. Miami Subs Corporation, Broward County Circuit Court, Case No. 96-14900) seeking damages in excess of $15,000 relating to an incident at a Company-operated restaurant. In addition, there have been inquiries of the Company by counsel representing a party in a separate incident involving a deceased patron of a franchised restaurant. The Company expects that both of these matters will be handled by its insurance carrier.

ITEM  2.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

The Annual Meeting of the Company's shareholders was held on December 12, 1996. At the meeting the shareholders of the Company voted on the election of directors of the Company and ratification of the appointment of KPMG Peat Marwick, LLP as the Company's independent auditors for the fiscal year ending May 31, 1997.

Set forth below is a table which indicates the number of votes cast for or against, as well as the number of abstentions with respect to each of the above matters.



                           FOR      AGAINST  ABSTAINED
                        ----------  -------  ---------

Proposal I:
Election of Directors:
Thomas J. Russo         21,312,969  476,675  N/A
Gus Boulis              21,298,569  491,075  N/A
Richard U. Jelinek      21,311,894  477,750  N/A
Greg Karan              21,304,994  484,650  N/A
Francis P. Lucier       21,314,794  474,850  N/A
William L. Paternotte   21,312,394  477,250  N/A
Joseph Zappala          21,312,099  477,545  N/A

Proposal II:
Ratification of the
Appointment of the
Company's Auditors      21,524,845  173,035     91,764




N/A  -  not  applicable

ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)        Exhibits.

          NONE

(b)        Reports  on  Form  8-K

     NONE



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           MIAMI SUBS CORPORATION



Date:  January 13, 1997                    By: /s/ Jerry W. Woda
                                               JERRY W. WODA
                                               Senior Vice President,
                                               Chief Financial Officer, and
                                               Pricipal Accounting Officer