Form 10-Q/A
period 1996-11-30
MIAMI SUBS CORP
filed 1997-01-15
CIK 875174

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


                                             MIAMI  SUBS  CORPORATION

Date:  January  15, 1997                     By:/s/ Jerry W. Woda
                                                JERRY W. WODA
                                                Senior Vice President,
                                                Chief Financial Officer, and
                                                Pricipal Accounting Officer