Form 10-Q
period 1997-02-28
MIAMI SUBS CORP
filed 1997-04-09
CIK 875174

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
          (Mark  One)
          [  X  ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended FEBRUARY 28, 1997

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

                                Yes    X     No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


      Class                                 Outstanding at April 7,  1997
Common Stock, $.01 par value                         28,244,340


PART  I.    FINANCIAL  INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS.

                                            MIAMI SUBS CORPORATION
                                         CONSOLIDATED BALANCE SHEETS
                                                 (UNAUDITED)



                                                                                   February 28,     May 31,
ASSETS                                                                                 1997           1996
--------------------------------------------------------------------------------  --------------  ------------

CURRENT ASSETS
Cash and cash equivalents (including unexpended marketing fund contributions of   $   2,339,000   $ 3,103,000
   $651,000 and $525,000, respectively)
Notes and accounts receivable (net of allowances for uncollectible accounts of        1,924,000     2,250,000
   $343,000 and $390,000, respectively)
Food and supplies inventories                                                           244,000       381,000
Other                                                                                   370,000       332,000
Total Current Assets                                                                  4,877,000     6,066,000

Notes receivable                                                                      6,542,000     3,778,000
Property and equipment - net                                                         14,733,000    17,955,000
Intangible assets - net                                                               7,464,000     8,004,000
Other                                                                                   482,000       558,000

TOTAL                                                                             $  34,098,000   $36,361,000

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------  --------------  ------------
CURRENT LIABILITIES
Accounts payable and accrued liabilities                                          $   4,950,000   $ 6,106,000
Current portion of notes payable and capitalized lease obligations                    1,633,000     1,539,000
Total Current Liabilities                                                             6,583,000     7,645,000

Long-term portion of notes payable and capitalized lease obligations                  6,669,000     7,955,000
Deferred franchise fees and other deferred income                                     1,989,000     1,712,000
Accrued liabilities and other                                                         1,628,000     2,106,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Series A Convertible Preferred Stock, $.01 par value,
   8,000,000 shares authorized; 1,005,500 shares outstanding at
   May 31, 1996, none outstanding at February 28, 1997                                                 10,000
Common stock, $.01 par value; authorized 50,000,000 shares;
   28,244,340 shares outstanding at February 28, 1997                                   283,000       273,000
Additional paid-in capital                                                           24,565,000    24,565,000
Accumulated deficit                                                                  (7,056,000)   (7,342,000)
                                                                                     17,792,000    17,506,000
Less note receivable from sale of stock                                                (563,000)     (563,000)
Total Shareholders' Equity                                                           17,229,000    16,943,000

TOTAL                                                                             $  34,098,000   $36,361,000
--------------------------------------------------------------------------------  --------------  ------------


See accompanying notes to consolidated financial statements.





                                     MIAMI SUBS CORPORATION
                                CONSOLIDATED STATEMENTS OF INCOME
                                           (UNAUDITED)






                                                               Three Months Ended
                                                               -------------------
                                                                  February 28,      February 29,
REVENUES                                                              1997              1996
-------------------------------------------------------------  -------------------  -------------

Restaurant sales                                               $         6,397,000  $   7,424,000
Revenues from franchised restaurants                                     1,116,000      1,158,000
Net gain from sales of restaurants                                         227,000          8,000
Interest income                                                            139,000        103,000
Other revenues                                                             116,000         31,000
-------------------------------------------------------------  -------------------  -------------
Total                                                                    7,995,000      8,724,000
-------------------------------------------------------------  -------------------  -------------

EXPENSES
-------------------------------------------------------------  -------------------  -------------
Restaurant operating costs (including lease costs paid to
   Kavala, Inc. of $21,000 and $39,000, respectively)                    6,041,000      6,517,000
General, administrative and franchise costs                              1,225,000      1,523,000
Depreciation and amortization                                              446,000        477,000
Interest expense - net                                                     221,000        167,000
-------------------------------------------------------------  -------------------  -------------
Total                                                                    7,933,000      8,684,000
-------------------------------------------------------------  -------------------  -------------

Net income                                                     $            62,000  $      40,000
=============================================================  ===================  =============

Net income per common share and common share equivalents       $               .00  $         .00
=============================================================  ===================  =============

Weighted average number of common share and common share
  equivalents outstanding                                               28,248,000     26,907,000
=============================================================  ===================  =============



See accompanying notes to consolidated financial statements.





                                     MIAMI SUBS CORPORATION
                               CONSOLIDATED STATEMENTS OF INCOME
                                          (UNAUDITED)






                                                               Nine Months Ended
                                                               ------------------
                                                                  February 28,     February 29,
REVENUES                                                              1997             1996
-------------------------------------------------------------  ------------------  -------------

Restaurant sales                                               $       22,818,000  $  22,896,000
Revenues from franchised restaurants                                    3,337,000      3,525,000
Net gain from sales of restaurants                                        884,000        110,000
Interest income                                                           395,000        361,000
Other revenues                                                            215,000        199,000
-------------------------------------------------------------  ------------------  -------------
Total                                                                  27,649,000     27,091,000
-------------------------------------------------------------  ------------------  -------------

EXPENSES
-------------------------------------------------------------  ------------------  -------------
Restaurant operating costs (including lease costs paid to
   Kavala, Inc. of $87,000 and $137,000, respectively)                 21,186,000     20,275,000
General, administrative and franchise costs                             4,043,000      4,641,000
Depreciation and amortization                                           1,440,000      1,413,000
Interest expense - net                                                    694,000        529,000
-------------------------------------------------------------  ------------------  -------------
Total                                                                  27,363,000     26,858,000
-------------------------------------------------------------  ------------------  -------------

Net income                                                     $          286,000  $     233,000
=============================================================  ==================  =============

Net income per common share and common share equivalents       $              .01  $         .01
=============================================================  ==================  =============

Weighted average number of common share and common share
  equivalents outstanding                                              28,250,000     26,904,000
=============================================================  ==================  =============



See accompanying notes to consolidated financial statements.





                                              MIAMI SUBS CORPORATION
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)


                                                                                Nine Months Ended
                                                                               -------------------
                                                                                  February 28,       February 29,
OPERATING ACTIVITIES:                                                                 1997               1996
-----------------------------------------------------------------------------  -------------------  --------------

Net income                                                                     $          286,000   $     233,000
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization                                                           1,095,000       1,035,000
Amortization of intangible assets                                                         345,000         378,000
Net gain from sales of restaurants                                                       (884,000)       (110,000)
Changes in assets and liabilities:
(Increase) in accounts receivable                                                         (68,000)       (312,000)
Decrease in food and supplies inventories                                                 137,000               -
(Increase) in other current assets                                                        (60,000)        (29,000)
Decrease (increase) in other assets                                                        76,000         (20,000)
(Decrease) in accounts payable and accrued liabilities                                 (1,874,000)        (71,000)
Increase (decrease) in deferred fees and other deferred income                            263,000        (586,000)
-----------------------------------------------------------------------------  -------------------  --------------
Net Cash Provided By (Used For) Operating Activities                                     (684,000)        518,000
-----------------------------------------------------------------------------  -------------------  --------------

INVESTMENT ACTIVITIES:
Purchase of property and equipment                                                       (534,000)     (2,330,000)
Proceeds from sales of restaurants                                                        807,000         255,000
Loans to franchisees and other                                                                  -         (29,000)
Payments received on notes receivable                                                     830,000         556,000
-----------------------------------------------------------------------------  -------------------  --------------
Cash Provided By (Used For) Business Investment Activities                              1,103,000      (1,548,000)
-----------------------------------------------------------------------------  -------------------  --------------

FINANCING ACTIVITIES:
Repayment of debt                                                                      (1,183,000)     (1,242,000)
Proceeds from borrowings                                                                        -         795,000
Proceeds from exercise of stock options/warrants                                                -          13,000
-----------------------------------------------------------------------------  -------------------  --------------
Cash (Used For) Financing Activities                                                   (1,183,000)       (434,000)
-----------------------------------------------------------------------------  -------------------  --------------

(DECREASE) IN CASH                                                                       (764,000)     (1,464,000)

CASH AT BEGINNING OF PERIOD                                                             3,103,000       3,145,000
-----------------------------------------------------------------------------  -------------------  --------------

CASH AT END OF PERIOD                                                          $        2,339,000   $   1,681,000
=============================================================================  ===================  ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                                         $          696,000   $     545,000
=============================================================================  ===================  ==============
Loans to franchisees in connection with sales of restaurants                   $        3,270,000   $     593,000
=============================================================================  ===================  ==============

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

3.          REVENUES  FROM  FRANCHISED  RESTAURANTS

     Revenues  from  franchised  restaurants  consist  of  the  following:



                                                      THREE MONTHS ENDED
                                                      -------------------
                                                         February 28,      February 29,
                                                             1997              1996
----------------------------------------------------  -------------------  -------------

Royalties                                             $           896,000  $     947,000
Franchise and development fees                                    220,000        117,000
Net sublease rental income and area termination fees                    -         94,000
----------------------------------------------------  -------------------  -------------
Total                                                 $         1,116,000  $   1,158,000
====================================================  ===================  =============

                                                      NINE MONTHS ENDED
                                                      -------------------
                                                      February 28,         February 29,
                                                                     1997           1996
----------------------------------------------------  -------------------  -------------
Royalties                                             $         2,796,000  $   2,797,000
Franchise and development fees                                    474,000        409,000
Net sublease rental income and area termination fees               67,000        319,000
----------------------------------------------------  -------------------  -------------
Total                                                 $         3,337,000  $   3,525,000
====================================================  ===================  =============



     4.          INCOME  TAXES

The Company did not provide for income taxes for the three and nine month periods ended February 28, 1997 and February 29, 1996 due to the availability of net operating loss carry-forwards.

The Company's federal income tax returns for fiscal years 1991 through 1995, inclusive, have been examined by the Internal Revenue Service and the Company has recently received the agent's report of proposed adjustments. The report reflects substantial proposed adjustments which the Company and its outside counsel are currently reviewing. Based on its preliminary review, the Company anticipates that a substantial portion of its net operating loss carryovers may be absorbed by the proposed adjustments, however, the Company is unable at this time to determine the ultimate potential impact of the proposed adjustments on its overall tax liability. The Company, through its counsel, intends to appeal many of the proposed adjustments. The examining agent has recently begun an examination of the Company's tax return for fiscal year 1996.

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

Subsidiaries of the Company are the prime lessee under various land and building leases for restaurants operated by the Company and its franchisees. A former Miami Subs restaurant which was sub-leased by a Company subsidiary to a former franchisee is closed. The lease currently terminates in 2010 and the average annual base rent for the term is approximately $97,000. The Company subsidiary, which remains obligated on the master lease with the landlord, is attempting to negotiate an early termination of the lease.

6.          SHAREHOLDERS'  EQUITY  AND  EARNINGS  PER  SHARE

In October 1996, all shares of the Company's Series A Convertible Preferred Stock which were then outstanding were automatically converted on a one-for-one basis into Common Stock of the Company.

At February 28, 1997, options and warrants representing a total of 5,180,000 shares of common stock, at an average exercise price of $2.72, were outstanding.

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



ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Company's revenues and expenses are derived principally from operating and
franchising  Miami  Subs  Grill  restaurants.    Franchise  revenues  consist
principally of initial franchise fees, area development fees, monthly royalty fees, and sublease rentals (net of expense). In the normal course of operations and in conjunction with the Company's strategic decision to expand through franchising, the Company has derived significant revenues from the sale of Company restaurants to franchisees.

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

The Company's fiscal year ends on May 31. The results of operations for the three and nine months ended February 28, 1997 are not necessarily indicative of the results that may be expected for the Company's fiscal year.

The Company's profitability for the three and nine months ended February 28, 1997 resulted from non-recurring gains on the sale of certain Company operated restaurants. Although the Company currently intends to sell additional restaurants in the future, there can be no assurance that any such sales will be consummated or that gains will be realized. The Company's ability to become and sustain profitability on an operating basis will be dependent on improvement of sales and operating margins in Company and franchised restaurants, expansion of its franchise base, its ability to reduce and control general and administrative expenses, and on the success of its existing and future franchisees.

During the nine months ended February 28, 1997, 14 franchised restaurants opened, one Company and five franchised restaurants closed, 12 Company operated restaurants were sold/transferred to franchisees, and one restaurant was reacquired from a franchisee. At February 28, 1997, there were 185 restaurants in the system, consisting of 25 Company operated restaurants and 160 franchised restaurants. At February 29, 1996, there were 167 restaurants in the system, consisting of 29 Company operated restaurants and 138 franchised restaurants.

COMPARISON  OF  THREE  MONTHS  ENDED FEBRUARY 28, 1997 TO FEBRUARY 29, 1996

Total  Revenues

Total Company revenues decreased 8.4% to $8.0 million in the third quarter of the current year, as compared to $8.7 million in the third quarter of last year. The decrease in total revenues in the current period was primarily due to fewer Company operated restaurants, which was in part offset by a significant increase in net gains from the sales of restaurants. Restaurant Sales

The Company's total restaurant sales decreased approximately 13.8% to $6.4 million in this year's third quarter, as compared to $7.4 million in the third quarter of last year. The decline in sales in the current quarter resulted from a net reduction in the number of Company operated restaurants and a corresponding decrease of approximately nine percent in weeks of restaurant operations, and a decline in same-store-sales.

At the beginning of the current year quarter the Company operated 28 restaurants and during the quarter the Company sold/transferred four restaurants to franchisees and reacquired one restaurant from a franchisee. The Company operated 29 restaurants throughout the prior year's third quarter.

During the current year's third quarter the Company continued a marketing strategy involving price discounting and couponing. Despite such marketing efforts, same-store-sales in Company operated restaurants declined by approximately 3.8% in the current quarter. The Company is currently reviewing its marketing programs and anticipates a revision of its strategy, including reducing the prices of certain products, new product introductions and modifications, and improvements to the level of service and overall operations in its restaurants. There can be no assurances that these new strategies will be successful.

At  February  28,  1997,  Company operated restaurants were located in Florida
(10), Texas (6), Georgia (3), North Carolina (4), South Carolina (1), and New York (1). Subsequent to the end of the current quarter, the Company sold to franchisees five of these restaurants, and the Company currently plans on franchising up to 11 of its remaining Company operated restaurants. There can be no assurances that such restaurants will be franchised on terms and conditions acceptable to the Company.

Revenues  From  Franchised  Restaurants

Revenues from franchised restaurants declined approximately 3.6% to $1,116,000 in the third quarter of the current year, as compared to $1,158,000 in the prior year's third quarter. In the prior year third quarter, the Company recognized income of $104,000 from the termination and cancellation of certain area development agreements. No such income was recognized in the current quarter.

The marketing strategy adopted by the Company and many of its franchisees has focused on price discounting and couponing. Despite such marketing efforts, same-store-sales in franchised restaurants declined by approximately 7.0% in the current quarter. Despite growth in the franchise base, such sales declines, along with the non-accrual of certain sub-lease income and royalty fees from an increased number of franchisees, continued to adversely affect franchise fee revenues in the current quarter.

During the third quarter of the current year, seven new franchised restaurants opened, and four restaurants previously operated by the Company were franchised. Three franchised restaurants closed during the quarter. There were 160 franchised restaurants in operation at February 28, 1997, as compared to 138 franchised restaurants at February 29, 1996.


System-Wide  Sales

System-wide sales, which includes sales from all Company operated and franchised restaurants, increased by approximately 3.6% to $36.5 million in this year's third quarter, as compared to $35.2 million in last year's third quarter, principally reflecting the increase in the total number of units in the system (185 at February 28, 1997 as compared to 167 at February 29, 1996).
 Same-store-sales for both Company and franchised units in the system decreased by approximately 6.5% in the current quarter.

Net  Gains  From  Sales  of  Restaurants

The  Company  sold four restaurants to franchisees during the third quarter of the current year. Gains on the sale of restaurants are dependent on the Company's basis in and the overall performance of such units. Any gains realized are recorded as income when the sales are consummated and other conditions are met, including the adequacy of the down payment and the completion by the Company of its obligations under the contracts. Total gains recognized in the third quarter of the current year amounted to $227,000, as compared to $8,000 in the prior year third quarter. Subsequent to the end of the current quarter, the Company sold five restaurants to franchisees, with no significant gain being realized. Although the Company intends to sell additional restaurants, there can be no assurance that any such sales will be consummated or that gains will be realized.

Other  Revenues

Other revenues increased in the third quarter of the current year primarily as a result of certain vendor revenues which were received in the current quarter. However, total other revenues were adversely affected in the current quarter due to costs associated with a vacant leased property. The Company is attempting to negotiate a termination of the lease on this property with the landlord (see note 5. to the accompanying Consolidated Financial Statements).

Restaurant  Operating  Costs

Restaurant operating costs increased to approximately $6.0 million in this year's third quarter, as compared to $6.5 million in last year's third quarter, and such costs as a percent of restaurant sales increased to 94.4% in the current quarter, as compared to 87.8% in the prior year's third quarter. The increase in restaurant operating costs as a percent of sales was a result of lower average unit sales and the impact of higher costs associated with price discounting and couponing promotions offered during the current quarter, and higher direct operating costs, including cost of sales and labor.

The Company is addressing its restaurant operations and marketing strategies and anticipates that the previous discounting and couponing strategy will be significantly reduced. In addition to implementing improvements to the level of service and overall operations in its restaurants, the Company is also considering reducing the prices of certain products and new product introductions and modifications in order to increase recurring visits by its core customers. There is no assurance that these new strategies will be successful.

General,  Administrative  and  Franchise  Costs

General, administrative and franchise costs amounted to approximately $1.2 million or 15.3% of total revenues in the current quarter, as compared to $1.5 million or 17.5% of total revenues in the prior year's third quarter. The
Company is maintaining strict cost controls in all areas of its business resulting in a reduction in general and administrative costs, including salaries, general marketing and outside legal costs.

Interest  Expense

Interest expense increased to $221,000 in this year's third quarter, as compared to $167,000 in the prior year's third quarter, principally reflecting additional debt outstanding in the current quarter ($8.3 million at February 28, 1997, as compared to $7.3 million at February 29, 1996).

Provision  For  Income  Taxes

A tax provision was not provided for in the current or prior year periods because of available net operating loss carryforwards (see Note 4. to the Consolidated Financial Statements).

COMPARISON  OF  NINE  MONTHS  ENDED  FEBRUARY  28, 1997 TO FEBRUARY 29, 1996

Total  Revenues

Total Company revenues increased to $27.6 million in the current nine month period, as compared to $27.1 million in the same period last year. Although restaurant sales and franchise revenues were lower in the current period, there was a significant increase in net gains from sales of Company restaurants resulting in the 2.1% increase in total revenues as compared to the year earlier period.

Restaurant  Sales

The Company's total restaurant sales decreased approximately 0.3% to $22.8 million in the current nine month period, as compared to $22.9 million in the same period last year. Although total sales from all non-comparable Company-operated units increased during the current period due to a change in the unit portfolio and the timing of unit dispositions/acquisitions, a decrease in same store sales in comparable units of approximately 3.2% resulted in a net decrease in total restaurant sales in the current period.

At the beginning of the current fiscal year, the Company operated 37 restaurants, and during the current nine month period the Company sold/transferred 12 restaurants to franchisees, reacquired one restaurant from a franchisee, and closed one restaurant. At the beginning of the prior year, the Company operated 30 restaurants, and during the period the Company opened one new restaurant and sold/transferred two restaurants to franchisees. Total weeks of restaurant operations were up approximately two percent in the current nine month period, as compared to the prior year nine month period.

The Company has attempted to improve sales and customer traffic in its restaurants with a marketing strategy principally involving price discounting and couponing. Despite these marketing efforts, same-store-sales in Company operated restaurants have declined since the first quarter of the current year, resulting in a decrease in same store sales in comparable units of approximately 3.2% for the current nine month period. The Company is currently reviewing its marketing programs and anticipates a revision of its strategy, including reducing the prices of certain products, new product introductions and modifications, and improvements to the level of service and overall operations in its restaurants. There can be no assurances that these new strategies will be successful.

Subsequent to February 28, 1997, the Company sold to franchisees five of its restaurants, and the Company currently plans on franchising up to 11 of its remaining Company operated restaurants. There can be no assurances that such restaurants will be franchised on terms and conditions acceptable to the Company.

Revenues  From  Franchised  Restaurants

Revenues from franchised restaurants declined approximately 5.3% to $3.3 million in the current nine month period, as compared to $3.5 million in the year earlier period. The prior year nine month period included income of $324,000 associated with the termination of area development agreements with
franchisees.    No  such  income  was  recognized  in  the  current  period.

The marketing strategy adopted by the Company and many of its franchisees has focused on price discounting and couponing. Despite such marketing programs, same-store-sales in franchised restaurants decreased by approximately 3.7% during the current nine month period. Despite growth in the franchise base, such sales declines, along with the non-accrual of certain sub-lease income and royalty fees from an increased number of franchisees, adversely affected franchise fee revenues in the current nine month period.

During the current nine month period, 14 franchised restaurants opened, 12 restaurants previously operated by the Company were franchised, and five franchised restaurants closed. There were 160 franchised restaurants in operation at February 28, 1997, as compared to 138 franchised restaurants at February 29, 1996.

System-Wide  Sales

System-wide sales, which includes sales from all Company operated and franchised restaurants, increased by approximately 6.9% to $112.8 million in the current nine month period, as compared to $105.6 million in the same period last year, principally reflecting the increase in the total number of units in the system (185 at February 28, 1997 as compared to 167 at February 29, 1996). Same-store-sales for both Company and franchised units in the system decreased by approximately 3.8% in the current nine month period.

Net  Gains  From  Sales  of  Restaurants

The Company sold/transferred 12 restaurants to franchisees during the current nine month period. Gains on the sale of restaurants are dependent on the Company's basis in and the overall performance of such units. Any gains realized are recorded as income when the sales are consummated and other conditions are met, including the adequacy of the down payment and the completion by the Company of its obligations under the contracts. Total gains recognized in the current nine month period amounted to $884,000, as compared to $110,000 in the prior year nine month period. Subsequent to February 28, 1997, the Company sold five restaurants to franchisees with no significant gain being realized. Although the Company intends to sell additional restaurants, there can be no assurance that any such sales will be consummated or that gains will be realized.

Restaurant  Operating  Costs

Restaurant operating costs increased to approximately $21.2 million in the current nine month period, as compared to $20.3 million in the year earlier period. Such costs as a percent of restaurant sales increased to 92.8% in the current nine month period, as compared to 88.6% in the prior year nine month period. The increase in restaurant operating costs was a result of lower average unit sales and the impact of higher costs associated with price discounting and couponing promotions offered during the current period, and higher direct operating costs, including cost of sales and labor.

The Company is addressing its restaurant operations and marketing strategies and anticipates that the previous discounting and couponing strategy will be significantly reduced. In addition to implementing improvements to the level of service and overall operations in its restaurants, the Company is also considering reducing the prices of certain products and new product introductions and modifications in order to increase recurring visits by its core customers. There is no assurance that these new strategies will be successful.

General,  Administrative  and  Franchise  Costs

General, administrative and franchise costs amounted to approximately $4.0 million or 14.6% of total revenues in the current nine month period, as compared to $4.6 million or 17.1% of total revenues in the prior year nine month period. The Company is maintaining strict cost controls in all areas of its business resulting in a reduction in administrative costs including salaries, general marketing and outside legal costs.

Interest  Expense

Interest expense increased to $694,000 in the current nine month period, as compared to $529,000 in the prior year nine month period, reflecting higher average debt levels in the current period.

Provision  For  Income  Taxes

A tax provision was not provided for in the current or prior year nine month periods because of available net operating loss carryforwards (see Note 4. to the Consolidated Financial Statements).

LIQUIDITY  AND  CAPITAL  RESOURCES

During the current nine month period, the Company's principal sources of cash were from earnings before depreciation and amortization and gains from sales of restaurants, totaling approximately $842,000, from the repayment of notes receivable totaling approximately $830,000 and proceeds from sales of restaurants totaling approximately $807,000. The Company's principal uses of cash during the current period were for property additions and improvements of approximately $534,000, scheduled debt repayments of approximately $1,183,000, and a reduction in accounts payable and accrued liabilities.

Cash and cash equivalents at February 28, 1997, amounted to $2,339,000 (which includes unexpended marketing fund contributions of $651,000), as compared to $3,103,000 (including $525,000 in unexpended marketing fund contributions) at the beginning of the year, and $1,681,000 (including $463,000 in unexpended marketing fund contributions) one year ago. At February 28, 1997, the Company's working capital deficiency was $1,706,000, as compared to $1,579,000 at the beginning of the current fiscal year and $2,006,000 one year ago. The Company has been able to operate with a working capital deficiency because restaurant operations are conducted primarily on a cash basis, rapid turnover and frequent deliveries allow a limited investment in inventories, and accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.
At February 28, 1997, the Company's assets include a non-recourse note receivable in the amount of approximately $1,270,000 which is secured by 1,325,000 shares of common stock of the Company. The note was originally due on July 1, 1996 and has been formally extended by the Company to January 31, 1997. The Company expects that the maturity date of the note will be extended for an additional period of up to one year, and accordingly, the note has been classified as long-term at February 28, 1997. At February 28, 1997, the quoted market price of the common stock which is pledged as collateral for the note was approximately $787,000.

In September 1996, the Company announced a revision of its growth strategy which will focus on expanding the restaurant chain principally through franchised restaurants. In addition to continuing to expand its franchise base through new traditional and non-traditional franchised restaurants, the new strategy also involved the franchising of many of the Company operated restaurants. During the first nine months of the current fiscal year, 12 Company operated restaurants were sold/transferred to franchisees and, subsequent to February 28, 1997, five additional Company operated restaurants were sold to franchisees. Although the Company believes that this new strategic direction will help to improve its future operating results, cash flow, and liquidity, there are no assurances that such plans will be successful or that additional sales of restaurants will be consummated.

In connection with the planned sale of Company operated restaurants, the Company typically provides financing for the restaurant and leases/sub-leases the property to the franchisee. Accordingly, the Company would be susceptible to default of the note and lease/sub-lease by the franchisee. During the first nine months of the current fiscal year, total new financing provided by the Company to franchisees who acquired restaurants from the Company totaled approximately $3.3 million. One Company restaurant which was sold to a franchisee in June 1996, was reacquired by the Company in February 1997. If the sale of additional restaurants are consummated on terms acceptable to the Company, the Company's working capital position and restaurant operating margins are expected to improve, royalty and interest income would increase, while at the same time restaurant sales and total Company revenues would decrease. There can be no assurances however that any future sales will be consummated.

In addition to scheduled debt maturities/repayments during the balance of the current fiscal year of approximately $313,000 (and approximately $1.7 million in fiscal year 1998), the Company's capital requirements for the balance of fiscal year 1997 relate primarily to necessary capital improvements to existing restaurants and possible further enhancements to corporate and restaurant management information systems. Such expenditures will be made as required, and will take into consideration the Company's current liquidity and working capital positions and anticipated future cash flows from operations and other sources.

The Company expects that competition in the quick-service restaurant industry will continue to be intense and will remain so in the foreseeable future, resulting in continued pressure on sales and margins, and slower development of traditional restaurants by franchisees. Accordingly, emphasis will be placed on continuing to franchise Company restaurants, expanding non-traditional franchised restaurants, improving operations in all restaurants, developing new products, revising and enhancing the effectiveness of marketing programs, and overall improvement and possible refinements to the entire system.

As of February 28, 1997, the Miami Subs restaurant system consisted of 185 restaurants, of which 126 of the restaurants were located in Florida, 55 restaurants were located in 16 other states, and four restaurants were located in Ecuador. Of these restaurants, 25 were Company operated and 160 were franchised. The Company plans to continue to reduce the current number of Company operated restaurants by selling certain restaurants to franchisees, and intends to focus on franchise development, with the objective of expanding the franchise system in existing markets as well as nationally and internationally. In part due to the limited number of restaurants located in other states, the restaurants operating outside of Florida have generally not been as successful as the restaurants operating in Florida. Additionally, as a result of the current concentration of restaurants in Florida, the Company and its Florida franchisees could be more severely affected by any adverse economic conditions in Florida than would a more geographically diversified company.

At February 28, 1997, franchisees operated 160 of the 185 restaurants in the system, and the Company currently plans on franchising up to 16 of its Company operated restaurants (five of which were franchised subsequent to February 28,
1997). The Company receives royalty and advertising fees from franchised restaurants, and also receives lease/sub-lease rental income from certain of these franchised restaurants. In addition, the Company has guaranteed certain third party equipment and real estate leases for certain franchisees and typically finances the sale of Company-operated restaurants to franchisees. Accordingly, the Company's success and future profitability will be substantially dependent on the management skills and success of its existing and future franchisees, and expansion of the chain will be dependent on the Company's ability to attract qualified franchisees who will be able to successfully develop and operate restaurants. Subsidiaries of the Company are the prime lessee under various land and building leases for restaurants operated by the Company and its franchisees. A Miami Subs restaurant which was sub-leased by a Company subsidiary to a former franchisee has closed. The lease currently terminates in 2010 and the average annual base rent for the term is approximately $97,000. The Company subsidiary, which remains obligated on the master lease with the landlord, is attempting to negotiate an early termination of the lease.

Seasonality

The Company does not expect seasonality to affect its operations in a materially adverse manner. However, the Company's restaurant sales during its first and fourth fiscal quarters have historically been higher than its second and third quarters.

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

In March 1992, a subsidiary of the Company filed an action for declaratory relief against a third party seeking a determination that a letter of intent executed by Miami Subs, Inc. (n/k/a B&B Food Ventures, Inc.) did not constitute a binding agreement concerning the possible granting of an exclusive area for development. As a result of this lawsuit, the third party filed a separate lawsuit against the Company in which the plaintiffs allege they are entitled to damages for breach of contract, fraud, tortious inducement to breach a contract and breach of fiduciary duty arising from the Company's alleged failure to grant the plaintiffs an exclusive area development right. The plaintiffs claim compensatory damages in excess of $20.0 million and punitive damages in excess of $20.0 million. Discovery is substantially completed, and the case has been schedule for trial in August 1997. The Company believes that it had no obligation to proceed to enter into any agreements with the plaintiffs and is vigorously contesting the action.

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

ITEM  5.    OTHER  INFORMATION

The Boards of the Nasdaq Stock Market and the National Association of Securities Dealers ("NASD") have recently approved substantial changes to Nasdaq's listing qualification standards. One of the changes approved by the Boards was the elimination of the alterative to the $1.00 minimum bid price requirement, which would require all Nasdaq-listed issues to trade for at least $1.00. Previously, companies whose stock fell below $1.00 could remain listed if they met certain alternative tests. The new listing standard changes are to be phased in over a six-month period and such changes are subject to approval by the Securities and Exchange Commission ("SEC"). The Company currently does not meet the new recommended standard and if the new standard is approved by the SEC, the Company's securities would be subject to de-listing if it is unable to come into compliance within recommended time periods.

ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)        Exhibits.
          Index  to  Exhibits  on  Page  20.

(b)        Reports  on  Form  8-K
     NONE



                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  MIAMI  SUBS  CORPORATION



Date:  April  7,  1997                    By:    /s/  Jerry  W.  Woda
                                                 JERRY W. WODA
                                                 Senior Vice President,
                                                 Chief Financial Officer, and
                                                 Pricipal Accounting Officer



                            MIAMI SUBS CORPORATION

                              INDEX TO EXHIBITS


Exhibit
Number                                    Description                Page No.
-------  ----------------------------------------------------------  --------



    10.  Letter Agreement Dated March 13, 1997 Concerning the         21 - 23
            Resignation of Thomas J. Russo as an Officer, Director,
            and Employee of the Company
=======  ==========================================================  ========