Form 10-K
period 1997-05-31
MIAMI SUBS CORP
filed 1997-08-27
CIK 875174

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
          (Mark  One)
          [  X  ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED MAY 31, 1997
                                       OR
          [     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from      to

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

As of August 25, 1997, 28,244,340 shares of common stock were outstanding. On such date, the aggregate market value of the common stock held by non-affiliates of the Registrant, was approximately $13,916,000 (amount computed based on the closing price on August 25, 1997).

                     DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement which the Registrant will file with the Securities and Exchange Commission in connection with the Company's annual meeting of shareholders, are incorporated by reference in Part III of this Form 10-K.

                                    PART I
ITEM  1.    BUSINESS

INTRODUCTION

Miami Subs Corporation (hereinafter referred to as "Miami Subs" or the "Company") develops, owns, operates and franchises restaurants under the name "Miami Subs" and "Miami Subs Grill" ("Restaurants"). The Restaurants are designed to offer fresh quality food delivered in a fast-food environment similar to other fast food restaurants such as McDonald's and Burger King, and the quality, freshness and variety found at casual dining restaurants such as TGI Friday's and Chili's. The Restaurants feature fresh food prepared and cooked to order including hot and cold submarine sandwiches, various ethnic foods such as gyros, pita sandwiches and greek salads, flame grilled hamburgers and chicken breasts, chicken wings, fresh salads, ice cream and other desserts. The diverse, moderately priced menu is designed to attract a broad customer base and to encourage frequent visits. The Restaurants feature a distinct exterior highlighted with pink and blue neon and an interior decorated in tropical motif. The appearance is intended to create strong guest appeal and serves as an effective marketing tool.

The Company has historically expanded principally through a strategy of leasing existing free-standing fast food restaurants and other properties, and converting them to Miami Subs Restaurants. Although the Company still believes that the strategy of converting existing properties will continue, competition for closed and under-performing restaurant properties has increased significantly in recent years, and fewer sites suitable for conversion are available. Accordingly, growth of traditional free-standing Restaurants has required more costly unit development, including the acquisition of raw land and construction of buildings. In order to supplement its traditional free-standing unit growth, during 1997 the Company continued to develop various programs for franchisees involving non-traditional development, consisting of smaller Restaurants that could be located on tollroads, at airports, in convenience stores and "in-line" locations, and other non-traditional outlets. Typically, these Restaurants are smaller than the traditional Miami Subs Grill Restaurants and, where necessary, have involved modifications to food preparation and the menu. Because of the size and menu changes, sales at these non-traditional Restaurants typically are
less  than  those  of  traditional  Restaurants.    During  1997,  11  new
non-traditional restaurants were opened by franchisees and at May 31, 1997, there were 22 non-traditional franchise restaurants in the system.

Competition in the quick service restaurant industry has been and continues to be intense and is expected to remain so in the foreseeable future. In response to intense industry competition and aggressive price discounting and marketing by larger national chains, and in an attempt to mitigate same-store-sales declines and lower average unit volumes that the Miami Subs Grill system has been experiencing since 1993, the Company has utilized value pricing and price discounting strategies, and recently has lowered prices on certain menu items and offered lower priced products. If not successful, such strategies will adversely effect restaurant level profitability in both Company and franchised Restaurants. There can be no assurance that these strategies, or other marketing strategies that the Company may take, will be successful.

As of May 31, 1997, the Company's restaurant system included 187 Restaurants, of which 128 of the Restaurants were located in Florida, 55 Restaurants were located in 16 other states, and four Restaurants were located in Ecuador. Of these Restaurants, 17 were Company operated and 170 were operated by franchisees. During 1997, the Company sold 19 restaurants to franchisees, and the Company intends to focus its future growth on franchise development, with the objective of expanding the franchise system principally in existing markets, as well as nationally and internationally. In part due to the limited number of Restaurants located in other states, the Restaurants operating outside of Florida have generally not been as successful as the Restaurants operating in Florida. Additionally, as a result of the current concentration of restaurants in Florida, the Company and its Florida franchisees could be more severely affected by any adverse economic conditions in Florida than would a more geographically diversified restaurant company.

At May 31, 1997, franchisees operated 170 of the 187 Restaurants in the system. The Company receives royalty and advertising fees from its franchised Restaurants, and also receives lease/sub-lease rental income from certain of these franchised Restaurants (see Item 2. "Properties"). In addition, the Company has guaranteed certain third party equipment and real estate leases for certain franchisees and has financed the sale of Restaurants to franchisees. Accordingly, the Company's success and future profitability will be substantially dependent on the management skills and success of its existing franchisees. In addition, expansion of the chain will be dependent on the Company's ability to attract qualified franchisees who will be able to successfully develop and operate Restaurants.

Miami Subs Corporation was incorporated in the State of Florida by Mr. Gus Boulis ("Boulis") during August 1990, and, through a series of transactions, the Company acquired the worldwide rights to develop, own, operate, and franchise Miami Subs restaurants from Boulis, the founder of the concept, and from privately-owned companies owned by or affiliated with him. The remaining rights were acquired during 1991 through a merger with QSR, Inc.

THE  MIAMI  SUBS  CONCEPT

Miami Subs Restaurants feature moderately priced lunch, dinner and snack foods, including hot and cold submarine sandwiches, various ethnic foods such as gyros, pita sandwiches and Greek salads, flame grilled hamburgers and chicken breasts, chicken wings, fresh salads, ice cream and other desserts. Soft drinks, iced tea, coffee, beer and wine also are offered. The majority of the menu items are priced between $2.99 and $4.99.

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

In 1994, the Company entered into an agreement with Baskin-Robbins USA, Co. ("Baskin-Robbins") whereby Baskin-Robbins ice cream products may be sold in approved Restaurants pursuant to a separate franchise agreement with
Baskin-Robbins.    Under  the  agreement,  the  Company  performs  training,
operational monitoring and guidance over the Baskin-Robbins products being sold in the Restaurants. As of May 31, 1997, seven of the Company operated Restaurants and 26 franchised Restaurants sell Baskin-Robbins ice cream products.

The Restaurants feature a distinctive decor unique to the Miami Subs concept. The exterior of free-standing restaurants feature an unusual roof design and neon pastel highlights for easy recognition. Interiors have a tropical motif in a neon pink and blue color scheme with murals of fish, mermaids, flamingos and tropical foliage. Exteriors and interiors are brightly lit to create an inviting, active ambience to distinguish the Restaurants from its competitors.
 At May 31, 1997, 150 of the existing Miami Subs Restaurants are located in freestanding buildings, consisting of approximately 2,000 to 5,000 square feet.

Miami Subs Restaurants are typically open seven days a week, generally open at 10:30 am, and most of the Restaurants have extended late-night hours. Indoor service is provided at a walk-up counter where the customer places an order and is given an order number and a drink cup. The customer then proceeds to a self service soda bar while the food is prepared to order. Typical time from order to pick-up is approximately five minutes.

Drive-thru service is provided at principally all free-standing Restaurants. All standard menu items are generally available at the drive-thru, but the drive-thru menu board is simplified to speed ordering. After ordering via intercom, the customer proceeds to the first of two windows. At the first window, drinks are served and payments taken. This allows the customer to enjoy a soft drink while proceeding to the next window for the completion of
the  order.    The  Company  estimates  that  drive-thru  sales  account  for approximately  35%  -  45%  of  sales.

NON-TRADITIONAL  RESTAURANTS

Restaurants in the Miami Subs system historically were developed primarily through conversions of existing, free-standing properties. Although the
Company still believes that the strategy of converting existing properties will continue, competition for closed and under-performing Restaurant properties has increased significantly in recent years, and fewer acceptable sites suitable for conversion are available. Accordingly, in fiscal year 1996, the Company developed and initiated various programs for franchisees involving non-traditional restaurant development, consisting of smaller Restaurants that could be located on tollroads, at airports, in convenience stores, and "in-line" locations, and other non-traditional locations. Typically, these Restaurants are smaller and less costly to develop and operate than the traditional Miami Subs Grill Restaurants. With the exception of certain airport locations, the sales in the non-traditional Restaurants are typically significantly lower than a standard free-standing Restaurant. In addition, where appropriate, certain modifications have been made to food preparation and delivery procedures and the standard menu has been revised.

During  fiscal  year  1997, 11 of the 18 new Restaurants opened by franchisees
were  non-traditional  Restaurants.    At  May  31,  1997,  there  were  22
non-traditional Restaurants in the system, including seven Restaurants located in convenience store/gas stations; five Restaurants located in airport facilities; seven Restaurants located in retail locations; two located in turnpike facilities; and one "in-line" location.


COMPANY  OPERATED  RESTAURANTS

During fiscal year 1997, the Company began to primarily focus its growth and operating strategy on franchising, and as part of this strategy, the Company sold/franchised 19 of its Company operated Restaurants to franchisees. At May 31, 1997, the Company operated 17 Restaurants, of which nine are located in Florida, six are located in Texas, one is located in South Carolina, and one is located in New York. The Company currently plans on franchising the eight Restaurants which are not located in Florida, and one of the Florida locations.

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

In an effort to maximize operating profits and to enhance product quality for Company operated and franchised Restaurants, the Company maintains a purchasing department that works with suppliers on behalf of the entire system to obtain high quality products and services at competitive prices. The purchasing department approves all products and product specifications, and has also private labelled certain products. The Company utilizes a national food distributor whereby the Company and its franchisees are able to order and receive deliveries of most of its food and paper products directly through the distributor. The Company believes that this arrangement is efficient and cost effective and facilitates quality control. The Company believes that a majority of its franchisees use the Company's suppliers; however, a franchisee may use an alternate source for its supply needs that complies with Company specifications upon approval by the Company.

The Company utilizes kitchen equipment in its Restaurants which is designed to be versatile, improve product consistency, and facilitate menu modifications. In conjunction with a major supplier, the Company assisted in the development of a four-chain broiler intended to replace chargrills and convection ovens. The Company also utilizes computerized fryers with automatic lift-arms. The equipment is programmed to follow instructions for cooking temperatures and times. Fresh meats and other products, which are purchased in pre-weighed individual servings, can be consistently cooked-to-order automatically. The Company requires that its franchisees also utilize this kitchen equipment to maximize consistency and speed of food preparation.

FRANCHISE  OPERATIONS

Strategy.    The  Company's  future growth will be focused on increasing the number of franchised Restaurants, through both traditional and non-traditional Restaurants.

The primary criteria considered by the Company in the review and approval of franchisees are prior experience in operating restaurants or other comparable business experience, and capital available for investment. The Company believes that it has attracted a number of franchisees with significant experience in the restaurant industry as a result of the unique aspects of the concept.

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

Training.   New franchisees are required to complete a six-week program that features various aspects of day-to-day operations and certification in all functioning positions. The program consists of formal classroom training and in--restaurant training, including human resources, accounting, purchasing and labor and food handling laws. Generally, a team of Company employed personnel is provided for new Restaurants to conduct hands-on training and to ensure compliance with Company standards. Standard operating manuals are provided to each franchisee. Classroom training is performed in the Company's training center located in Fort Lauderdale, Florida.
Quality  Assurance.    To  maintain  uniformly high standards of appearance,
service, food and beverage quality, the Company has adopted policies and implemented a monitoring program. Franchisees are expected to adhere to Miami Sub's specifications and standards in connection with the selection and purchase of products used in the operation of the Restaurant. Detailed specifications are provided for the products used, and franchisees must request Company approval for any deviations. The Company does not generally sell equipment, supplies or products to its franchisees. The franchise agreement requires franchisees to operate their Restaurants in accordance with the Company's requirements. Ongoing advice and assistance is provided to franchisees in connection with the operation and management of each Restaurant. The Company's area consultants are responsible for oversight of franchisees and periodically visit each Restaurant. During such visits, the area consultant completes a report which contains evaluations on speed of preparation for menu items, quality of delivered product, cleanliness of Restaurant facilities as well as evaluations of managers and other personnel. The area consultants also make unannounced follow-up visits to ensure adherence to the Company's operational specifications.

The Company also utilizes information about the Restaurants which is received from customers on the Company's standardized "comment card" and maintains a toll-free telephone number to receive customer comments.

Franchise  Agreements.    Each  franchisee is required to execute a standard
franchise agreement with the Company relating to the operation of each Restaurant. Currently, the term of the franchise agreement is between five and 20 years, and the initial franchise fee is $25,000 for traditional
Restaurants  and  $15,000  for  certain  non-traditional  Restaurants.    The
franchise agreement provides for the payment of a monthly royalty fee based on gross sales for the term of the franchise agreement, and additional charges of up to 5% of gross sales to support various system-wide and local advertising funds.

Development  Agreements.    In addition to individual franchise agreements,
the Company from time to time has entered into development agreements with certain franchisees. The development agreement establishes a minimum number of Restaurants that the franchisee is required to open in an agreed upon exclusive area during the term of the agreement. In addition to receiving a franchise fee for each Restaurant opened, the Company also receives a non-refundable fee based upon the minimum number of Restaurants required to be opened under the agreement. At May 31, 1997, there were existing development agreements with 11 franchisees which provide for the future opening of up to 78 Restaurants. There can be no assurance that performance by the franchisees under these agreements will be successful.

During fiscal year 1997, 18 new franchised Restaurants opened, including seven traditional units and 11 non-traditional units, and seven franchised restaurants closed. At May 31, 1997, there were 170 franchise Restaurants in the system, including 22 non-traditional Restaurants.

RESTAURANT  LOCATIONS

At    May  31,  1997,  there were 187 Miami Subs Restaurants in the system, of which 17 were operated by the Company and 170 were operated by franchisees. The following table sets forth the locations of such Restaurants.



                Company
                Operated  Franchised
                --------  ----------

Florida                9         119
Texas                  6           3
North Carolina         -          12
South Carolina         1           4
Georgia                -           4
New Jersey             -           3
New York               1           1
Pennsylvania           -           5
Indiana                -           3
Connecticut            -           1
New Hampshire          -           1
Tennessee              -           4
Virginia               -           2
Alabama                -           1
Kansas                 -           1
Rhode Island           -           1
Kentucky               -           1

Ecuador                -           4
                --------  ----------
Total                 17         170
==============  ========  ==========




MARKETING

The physical facility of each Miami Subs Restaurant represents a key ingredient of the Company's marketing strategy. The Restaurants have well-lit exteriors featuring a distinctive roof design, an abundance of pastel neon lights and a lively interior featuring a tropical motif which the Company believes creates strong appeal during the day and night.

The Company's advertising programs principally utilize radio and print, and carries the theme that Miami Subs offers a variety of menu selections. The Company's radio advertisements are broadcast principally in markets where there are sufficient Restaurants to benefit from such advertisements.

In addition to other marketing programs and in response to the highly competitive fast-food industry, during fiscal year 1997 the Company continued to focus its advertising on lower priced "combo meals" and, utilized various discounting programs in order to increase customer traffic and sales.

EMPLOYEES

At August 1, 1997, the Company employed 271 full-time and 223 part-time employees. 456 of the employees work in the Company's Restaurants and the remaining 38 are administrative, supervision, and support personnel. None of the employees belong to a labor union, and the Company believes its employee relations to be good.

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

COMPETITION

The fast food restaurant industry is highly competitive and can be significantly affected by many factors, including changes in local, regional or national economic conditions, changes in consumer tastes, consumer concerns about the nutritional quality of quick-service food and increases in the number of, and particular locations of, competing restaurants. Factors such as inflation, increases in food, labor and energy costs, the availability and cost of suitable sites, fluctuating interest and insurance rates, state and local regulations and licensing requirements and the availability of an adequate number of hourly paid employees can also adversely affect the fast food restaurant industry. Multi-unit restaurant chains like the Company can also be substantially adversely affected by publicity resulting from food quality, illness, injury, or other health concerns. Major chains, which have substantially greater financial resources and longer operating histories than the Company, dominate the fast food restaurant industry. The Company competes primarily on the basis of location, food quality, price and menu diversity. Changes in pricing or other marketing strategies by these competitors can have an adverse impact on the Company's sales, earnings and growth. In response to intense industry competition and aggressive price discounting and marketing by larger national chains, and in an attempt to mitigate same-store-sales declines that the Miami Subs Grill system has been experiencing, the Company adopted value pricing and price discounting strategies, and more recently is testing a lower priced menu and introducing competitively priced new products.
 There can be no assurance that these strategies will be successful or that the Company will be able to compete effectively against its competitors. In addition, with respect to the sale of franchises, the Company competes with many franchisors of restaurants and other business concepts for qualified and financially capable franchisees.

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

Alcoholic beverage control regulations require each of the Company's Restaurants that sell such products to apply to a state authority and, in certain locations, county and municipal authorities for a license or permit to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. The Company has never had an alcoholic beverage license revoked. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the Company's Restaurants, including minimum age of customers and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. At May 31, 1997, the Company offered for sale beer and wine in 14 of its existing Company operated Restaurants. Each of these Restaurants have current alcoholic beverage licenses  permitting  the  sale  of  these  beverages.

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

At May 31, 1997, the Company owned or leased the following number of restaurant properties which are used in its operations:



                                               Restaurants
                               Company    Leased/Sub-Leased to
                             Restaurants  Franchisees or Others
                             -----------  ---------------------

Lease land and building               12                     60
Lease land and own building            4                      2
Own land and building                  1                      2
                             -----------  ---------------------
Total                                 17                     64
===========================  ===========  =====================




Properties leased by the Company generally provide for an initial term of up to 20 years and renewal terms of five to 20 years. The leases generally provide for fixed rentals plus adjustments based on changes in the consumer price index or percentage rentals on gross sales. Restaurants and other facilities are leased/sub-leased to franchisees or others on terms which are generally similar to the terms in the Company's lease with the third-party landlord, except that in certain cases the rent has been increased. The Company remains liable for all lease costs when properties are sub-leased to franchisees or others.

The Company owns its executive headquarters, an approximate 8,500 square foot facility located in Fort Lauderdale, Florida and leases an approximate 4,200 foot facility in Fort Lauderdale which is used for training and product development and testing. The Company believes that these facilities are adequate and suitable for its current needs.

                          ITEM 3.  LEGAL PROCEEDINGS

In July 1997, the Company agreed to settle a lawsuit filed in 1992 against the Company (Ronald P. Opper, et al. v. Miami Subs Corporation, et al., Broward County Circuit Court, Case No. 92-06841-O5) in which the plaintiffs alleged that they were entitled to damages for breach of contract, fraud, tortious inducement to breach contract and breach of fiduciary duty arising from the Company's alleged failure to grant the plaintiffs an exclusive area development right. The suit was settled with the Company agreeing to return to the plaintiff an initial fee of $25,000 previously paid to the Company plus $10,000.

During January, 1992, the Company filed a Petition for Declaratory Judgment against the Murray Family Trust/Kenneth Dash Partnership ("F/D"), case number 91-E1077 filed in the Superior Court Northern District of Hillsborough County, New Hampshire. The Company sought to dissolve an alleged joint venture between the Company and F/D to develop Miami Subs restaurants in New England. F/D opposed the dissolution, counterclaimed, and sought damages arising from amounts expended in developing new locations and lost profits from the termination of the joint venture. A bench trail was completed in April 1995, and in July the court issued its ruling in favor of the Company on virtually all of F/D's counterclaims, except that the court denied the Company's petition for declaratory judgement and awarded F/D damages in the amount of $241,000 plus costs and attorney fees allegedly incurred by the joint venture. The Company provided a reserve for this matter as of May 31, 1995. The case was appealed by both the Company and F/D, and in November 1996, the appeal was argued before the Supreme Court of New Hampshire. The Court has not yet rendered a ruling on the appeal.

In October 1996, a lawsuit was filed against the Company (Rafaele Cruz, as Personal Representative of the Estate of Miguel Angel Rivera, deceased, v. Miami Subs Corporation, Broward County Circuit Court, Case No. 96-14900) seeking unspecified damages in excess of $15,000 relating to an incident that allegedly occurred in or around the parking lot of a Company-operated restaurant. In addition, there have been inquiries of the Company by counsel representing a party in a separate incident involving a deceased patron of a franchised restaurant. Both of these matters are being handled by the Company's insurance carrier.

The Company and its subsidiaries are parties to various other legal actions arising in the ordinary course of business. The Company is vigorously contesting these actions, and currently believes that the outcome of such cases will not have a material adverse effect on the Company.


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



                                  HIGH      LOW

Fiscal Year Ended May 31, 1996
  First Quarter                 $  2 1/8  $1 7/16
  Second Quarter                  2 9/16    1 1/2
  Third Quarter                   2 5/16   1 7/16
  Fourth Quarter                       2    1 1/2

Fiscal Year Ended May 31, 1997
  First Quarter                 $1 13/16  $ 31/32
  Second Quarter                 1  5/16     9/16
  Third Quarter                    31/32    19/32
  Fourth Quarter                 1  5/32      1/2




There are approximately 1,800 holders of record of the Company's Common Stock.
 This number includes shareholders of record who may hold stock for the benefit of others. The Company does not consider it practical to attempt to determine the number of individuals who are beneficial owners of its shares.

The Company has never paid cash dividends on its Common Stock and does not expect to pay such dividends in the foreseeable future. Management currently intends to retain all available funds for the development of its business and for use as working capital.

On August 25, 1997, the Board of the Nasdaq Stock Market announced substantial changes to Nasdaq's listing qualification standards. One of the changes was the establishment of a minimum bid price of $1.00 for common and preferred stock listed on Nasdaq. Previously, companies whose stock fell below $1.00 could remain listed if they met certain alternative tests. The Company does not currently meet the new requirement and, accordingly, the Company's common stock is subject to de-listing if it is unable to come into compliance within certain time periods.

ITEM  6.  SELECTED  CONSOLIDATED  FINANCIAL  DATA

The selected consolidated financial data in the following table is qualified in its entirety by, and should be read in conjunction with the consolidated financial statements and notes thereto and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".



                                                                  Year Ended    Year Ended    Year Ended    Year Ended
                                                                 ------------  ------------  ------------  ------------
                                                                   MAY 31,       May 31,       May 31,       May 31,
                                                                     1997          1996          1995          1994
                                                                 ------------  ------------  ------------  ------------

OPERATIONS STATEMENT DATA
Restaurant sales                                                 $    28,180   $     32,398  $    27,148   $    22,190
Franchise revenues                                                     4,514          4,720        3,920         3,207
Net gain from sales of restaurants/other                                 868            117          112           332
Interest income and other revenues                                       871            677          716           513
                                                                 ------------  ------------  ------------  ------------
Total                                                                 34,433         37,912       31,896        26,242
                                                                 ------------  ------------  ------------  ------------

Restaurant operating costs                                            26,042         28,573       23,942        19,925
General, administrative and franchise costs                            5,667          6,351        6,390         5,936
Depreciation and amortization                                          1,837          1,942        1,544         1,318
Interest expense - net                                                   903            741          581           381
Loss on impairment of restaurants                                        375              -            -         2,452
                                                                 ------------  ------------  ------------  ------------
Total                                                                 34,824         37,607       32,457        30,012
                                                                 ------------  ------------  ------------  ------------

Net income (loss)                                                $      (391)  $        305  $      (561)  $    (3,770)
                                                                 ============  ============  ============  ============

Net income (loss) per share                                      $      (.01)  $        .01  $     ( .02)  $     ( .16)
                                                                 ============  ============  ============  ============

BALANCE SHEET DATA
Total assets                                                     $    32,481   $     36,361  $    33,042   $    26,102
Current assets                                                         5,323          6,066        5,180         6,832
Notes receivable - long term                                           8,073          3,778        3,530         2,197
Current liabilities                                                    6,443          7,645        6,785         5,964
Long-term portion of notes payable and capitalized leases              6,288          7,955        6,249         2,832
Deferred franchise fees and other deferred income                      2,088          1,712        2,241         2,185
Shareholders' equity                                                  15,508         16,943       15,053        13,403

OTHER DATA
Restaurants opened during the year                                        18             24           21            29
                                                                 ============  ============  ============  ============
Restaurants at year end:
  Company operated                                                        17             37           30            19
  Franchised                                                             170            140          130           129
                                                                 ------------  ------------  ------------  ------------
  Total                                                                  187            177          160           148
                                                                 ============  ============  ============  ============

System-wide sales                                                $   151,201   $    145,517  $   138,963   $   125,706
Average annualized sales per restaurant(1)                       $       845   $        874  $       894   $       930
Percent increase (decrease) in "same store sales"                      (5.5)%        (3.8)%        (3.6)%        (3.1)%
===============================================================  ============  ============  ============  ============

(All dollar amounts in thousands, except for per share amounts)



                                                                  Year Ended
                                                                 ------------
                                                                   May 31,
                                                                     1993
                                                                 ------------

OPERATIONS STATEMENT DATA
Restaurant sales                                                 $    16,766
Franchise revenues                                                     2,842
Net gain from sales of restaurants/other                                 249
Interest income and other revenues                                       632
                                                                 ------------
Total                                                                 20,489
                                                                 ------------

Restaurant operating costs                                            15,090
General, administrative and franchise costs                            4,107
Depreciation and amortization                                            750
Interest expense - net                                                   138
Loss on impairment of restaurants                                          -
                                                                 ------------
Total                                                                 20,085
                                                                 ------------

Net income (loss)                                                $       404


Net income (loss) per share                                      $       .02


BALANCE SHEET DATA
Total assets                                                     $    22,156
Current assets                                                         4,432
Notes receivable - long term                                           2,191
Current liabilities                                                    3,202
Long-term portion of notes payable and capitalized leases              2,721
Deferred franchise fees and other deferred income                      1,274
Shareholders' equity                                                  14,815

OTHER DATA
Restaurants opened during the year                                        36
                                                                 ============
Restaurants at year end:
  Company operated                                                        21
  Franchised                                                             103
                                                                 ------------
  Total                                                                  124


System-wide sales                                                $   102,971
Average annualized sales per restaurant(1)                       $       966
Percent increase (decrease) in "same store sales"                       17.7%
===============================================================  ============

(All dollar amounts in thousands, except for per share amounts)


(1)    Does  not  include  non-traditional  restaurants  in  1997.


ITEM  7.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF FINANCIAL CONDITION AND
RESULTS
             OF  OPERATIONS

INTRODUCTION

The Company's revenues are derived principally from operating, franchising, and financing Miami Subs restaurants. Franchise revenues consist principally of initial franchise fees, area development fees, monthly royalty fees, and net sublease rental income. In the normal course of its business, the Company also derives revenues from the sale of restaurants to franchisees, and interest income from financing the sale of restaurants to franchisees.

Restaurant  operating  costs  include  food and paper costs, direct restaurant labor  and  benefits,  marketing  fees  and  costs, and all other direct costs associated with operating the restaurants. General, administrative and franchise costs relate both to Company owned restaurants and the Company's franchising operations.

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

The Company's ability to achieve and sustain profitability will, among other factors, be dependent on improvement of sales and operating margins in existing Company and franchised restaurants, successful expansion of its franchise base, its ability to control future operating costs, and the successful opening and operation of new restaurants on a profitable basis.

During fiscal year 1997, the Company did not open any new Company restaurants, and sold 19 existing restaurants to franchisees. Franchisees opened 18 new restaurants, including 11 non-traditional restaurants. During the year, one Company operated restaurant and seven franchised restaurants closed. At May 31, 1997, there were 187 restaurants in the system, consisting of 17 Company operated restaurants and 170 franchised restaurants.

COMPARISON  OF  FISCAL  YEAR  1997  TO  1996

Total  Revenues

Total Company revenues declined 9.2% to $34.4 million in fiscal year 1997, as compared to $37.9 million in fiscal year 1996. The decrease in total revenues was primarily due to fewer Company operated restaurants which was in part offset by a significant increase in net gains from the sale of restaurants to franchisees, and to lower average sales in Company operated restaurants.

Restaurant  Sales

The Company's total restaurant sales decreased approximately 13.0% to $28.2 million in 1997, as compared to $32.4 million in 1996. The decrease in sales resulted principally from a reduction in the number of Company operated restaurants, from 37 at the end of 1996, to 17 at the end of 1997. During 1997, the Company sold 19 restaurants to franchisees and closed one restaurant.

"Same-store-sales" in Company operated Restaurants (which is computed for restaurants open since December 1994) declined by approximately 3.1% in 1997, and average annualized unit sales for all restaurants operated by the Company in 1997 amounted to approximately $1,023,000. The Company attributes the decline in same-store-sales in large part to intense industry competition and aggressive price discounting and marketing by larger national chains. In response to such conditions, the Company introduced lower priced "combo meals" and utilized extensive discounting and couponing programs in an effort to increase customer traffic and sales. In the fourth quarter of the current year, the Company ceased the couponing programs, lowered prices of certain products on its menu, introduced a selection of lower priced products, and commenced  direct  local  store  marketing efforts.  There can be no assurance
that  these  efforts    will  ultimately  be  successful  in  reversing  the
same-store-sales  trends  and  increasing  average  unit  volumes.

At May 31, 1997, Company operated restaurants were located in Florida (9); Texas (6), South Carolina (1), and New York (1). The Company currently plans to sell to franchisees the eight restaurants located outside of Florida, and one of the Florida restaurants. However, there can be no assurance that any such sales will be consummated at terms acceptable to the Company.

Revenues  From  Franchised  Restaurants

Revenues from franchised restaurants declined approximately 4.4% to $4.5 million in 1997, as compared to $4.7 million in 1996. Franchise revenues in 1997 included $400,000 in franchise fees from the sale of Company restaurants to franchisees, and franchise revenues in 1996 included $324,000 resulting from the termination of nine area development agreements with franchisees.

In 1997, 18 franchised restaurants opened (of which 11 were non-traditional restaurants), the Company sold 19 of its restaurants to franchisees, and seven franchised restaurants closed. Royalty income in 1997 amounted to $3,680,000, as compared to $3,752,000 in 1996. Although the number of franchised restaurants increased during 1997, a decrease of approximately 5.6% in "same-store-sales" at franchised restaurants, lower average unit sales at franchised restaurants, and the non-payment and non-accrual of royalty fees from an increased number of franchisees adversely affected royalty income in the current year. At May 31, 1997, 15% of franchised units have been granted a temporary waiver from paying royalty fees, and 18% of franchised units were considered delinquent in the payment of royalties to the Company.

System-Wide  Sales

System-wide sales, which includes sales from Company operated and franchised restaurants, increased by approximately 3.9% to $151.2 million in 1997, as compared to $145.5 million in 1996. Average annualized unit sales for all non-traditional restaurants in operation in 1997 decreased by 3.3% to approximately $845,000, as compared to $874,000 in 1996. "Same store sales" for all units in the system (which is computed for restaurants open since December 1994) declined by approximately 5.5% in 1997 reflecting continuation of intense industry-wide competition and aggressive price discounting and marketing by large national chains, and extensive price discounting and couponing by the Company and its franchisees.

Net  Gain  From  Sales  of  Restaurants

As a part of its strategy to focus future growth and operations in franchising restaurants, the Company sold/transferred 19 restaurants to franchisees during 1997. Gains on the sale of restaurants are dependant on the Company's basis in and the overall performance of such units. Gains realized are recorded as income when the sales are consummated and other conditions are met, including the adequacy of the down payment and the completion by the Company of its obligations under the contracts. Losses on the sale of restaurants are recognized at the time of sale. As a result of these sales, the Company recognized net gains of $868,000 in 1997, as compared to $117,000 in 1996. Total deferred gains on the sales of restaurants amounted to $839,000 at May 31, 1997. Although the Company intends to sell other existing restaurants in the future, there can be no assurance that any such sales will be consummated or that gains will be realized.

Restaurant  Operating  Costs

Restaurant operating costs amounted to $26.0 million or 92.4% of sales in 1997, as compared to $28.6 million or 88.2% of sales in 1996. The increase in restaurant operating costs as a percent of sales was a result of lower average unit sales, the impact of price discounting and couponing promotions, and higher direct operating costs, including cost of sales and labor.

General,  Administrative  and  Franchise  Costs

General, administrative and franchise costs amounted to approximately $5.7 million or 16.5% of total revenue in 1997, as compared to $6.4 million or 16.8% of total revenue in 1996. Included in general, administrative and franchise costs in 1997 are accrued severance costs payable to the Company's former president, an accounting charge associated with the resolution of an outstanding note receivable, and costs associated with relocating and consolidating an administrative facility. Such costs and other charges amounted to $601,000 in 1997.

During the second half of 1997, the Company eliminated certain administrative and support positions, implemented a reduction in office/administration facilities, and took other cost control measures resulting in a significant decrease in such costs over the year earlier levels. The Company is maintaining strict cost controls in all areas of its business, and does not expect any significant increases to current levels in fiscal year 1998.

Interest  Expense

Interest expense increased to $903,000 in 1997, as compared to $741,000 in the prior year, principally reflecting higher average debt levels outstanding in 1997.

Loss  on  Impairment  of  Restaurants

During 1997 and in conjunction with the Company's franchise strategy, several Company operated restaurants were identified for sale to franchisees. At May 31, 1997, the Company provided a reserve of $375,000 to provide for the intended sale of certain restaurants.


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

"Same-store-sales" in Company operated Restaurants declined by approximately 0.6% in 1996, and average annualized unit sales for all restaurants operated by the Company in 1996 amounted to approximately to $1,058,000. The Company attributes the decline in same-store-sales in large part to intense industry competition and aggressive price discounting and marketing by larger national chains. In response to such conditions, during 1996 the Company introduced lower priced "value meals" and, in the later half of the fiscal year, implemented various discounting programs in order to increase customer traffic and sales.

At  May  31,  1996,  the  Company operated restaurants were located in Florida
(19);  Atlanta,  Georgia (3), North Carolina (4), South Carolina (3), New York
(1),  New  Jersey  (1),  and  Texas  (6).

Revenues  From  Franchised  Restaurants

Revenues from franchised restaurants increased approximately 20.4% to $4.7 million in 1996, as compared to $3.9 million in 1995. Increased franchise revenues in 1996 were primarily the result of increased royalties, which increased by approximately 18.2% to $3.7 million in 1996, as compared to $3.2
million  in  1995.    This  increase  principally  reflects  the  impact  of
acquisitions consummated in the third quarter of 1995, which included the right to receive additional royalty fees from 52 existing franchised
restaurants.    This  increase  was  partially  offset  by  a  decrease  of approximately 3.1% in average sales from franchised restaurants in 1996 as compared to 1995 and the closure of seven franchised restaurants in 1996. Same store sales in franchised restaurants (which is computed for those franchised restaurants operated for all of fiscal years 1996 and 1995 following an initial six month opening period) declined by approximately 4.1% in 1996. The Company attributes the decline to intense industry-wide competition, the introduction of lower priced "value meals" and the implementation of various discounting programs.

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

System-Wide  Sales

System-wide sales, which includes sales from Company operated restaurants and franchised restaurants, increased by approximately 4.7% to $145.5 million in 1996, as compared to $139.0 million in 1995. Average annualized unit sales for all restaurants in operation in 1996 decreased by approximately 2.2% to $874,000, as compared to $894,000 in 1995. Same store sales for all units in the system (which is computed for those restaurants operated for all of fiscal years 1995 and 1994 following an initial six month opening period) declined by approximately 3.8% in 1996, reflecting intense industry-wide competition and aggressive price discounting and marketing by large national chains.

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

General,  Administrative  and  Franchise  Costs

General, administrative and franchise costs amounted to approximately $6.4 million in 1996 and 1995, or 16.8% and 20.0% of total revenues, respectively. Although the Company has not hired additional administrative personnel in 1996 or granted salary increases to senior management, general and administrative costs in 1996 reflect a full year impact of certain senior level management and administrative/operating support personnel added during 1995, and the full year cost associated with a training and product development center which opened in the third quarter of 1995. General and administrative costs in 1996 and 1995 also include outside legal costs of approximately $628,000 and
$362,000,  respectively,  a  large  part of which was incurred in defending or settling  certain  lawsuits  which  arose  in prior years.  Costs in 1995 also included a reserve of $400,000 in connection with a ruling in a lawsuit against the Company. The case was appealed in November 1996, however the court has not rendered a ruling on the appeal.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

During 1997, the Company's principal sources of cash were from principal payments received on notes receivable of $997,000, and proceeds from sales of restaurants totaling $1,487,000. The Company's principal uses of cash in 1997 were for property renovations and improvements of $794,000, scheduled debt repayments and maturities of $1,491,000, and cash used in operations of $362,000. Cash and cash equivalents at May 31, 1997, amounted to $2,940,000 (which includes unexpended marketing fund contributions of $683,000), as compared to $3,103,000 (including $525,000 in unexpended marketing fund contributions) at May 31, 1996. At May 31, 1997, the Company's working capital deficiency was $1,120,000, as compared to $1,579,000 at the end of 1996. The Company is able to operate with a working capital deficiency because restaurant operations are conducted primarily on a cash basis, rapid turnover and frequent deliveries allow a limited investment in inventories, and accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.


Due to the current high cost of suitable real estate and sites, the intense competition in the industry, and the Company's strategy of focusing on franchising, the Company does not currently plan to develop new Company restaurants in fiscal year 1998. Accordingly, in addition to scheduled debt maturities/repayments in fiscal year 1998 of $1,706,000, the Company's capital requirements for 1998 relate primarily to any necessary or required capital improvements to existing restaurants and planned enhancements to corporate and restaurant management information systems. Capital expenditures in 1998 will be made as required, and will take into consideration the Company's current liquidity and working capital positions, as well as anticipated future cash flows from operations and other sources.

During  fiscal  year  1997,  and  in  connection with its strategy of focusing future growth in franchising restaurants, the Company sold 19 restaurants to franchisees. The Company provided financing for such sales totaling $6.2 million, and total notes receivable amounted to $9.4 million at May 31, 1997, of which $1.4 million is due in 1998. The Company currently plans to sell to franchisees nine of the restaurants that it operated at May 31, 1997, and it is expected that such sales, when and if consummated, will also be financed by the Company.

As a result of the sale of 19 Company operated restaurants during fiscal year 1997 and a decline in same-store-sales, the Company's total revenues declined by 9.2% in 1997. The Company currently plans to sell to franchisees nine of the restaurants that it operated at May 31, 1997. If the Company consummates the sale of additional planned restaurants, the Company's future total revenues would decline.

The Company expects that competition in the quick-service restaurant industry will continue to be intense and will remain so in the foreseeable future, resulting in continued pressure on sales and operating profit, and slower development of traditional restaurants by franchisees. Accordingly, continued emphasis will be placed on franchising non-traditional restaurants and certain of the Company's existing restaurants, improving the performance of Company and franchised restaurants, developing new products, enhancing the effectiveness of marketing programs, and overall improvement and possible refinements to the entire system. The Company's ability to significantly expand and develop additional Company restaurants will ultimately depend on a number of factors, including unit level profitability and the Company's overall profitability and cash flow, the availability and cost of suitable locations, and the availability of adequate equity or debt financing.

Inflation

The Company does not believe that inflationary factors have had a significant effect on Company operations in the past three years. Any significant increase in inflation could affect Company operations as a result of increased costs for food and labor, as well as increased occupancy and equipment costs. The "Small Business Job Protection Act" provides for an increase in the minimum wage from $4.75 per hour to $5.15 on September 1, 1997. The Company does not expect that the wage increase will have a significant impact on its future operations.

During fiscal year 1997, the Company did not make any menu price increases in order to increase or maintain profit margins. The Company expects that greater volume purchase discounts on food and supplies may be available in the future as the restaurant chain grows, which could partially offset the impact of any cost increases.

Seasonality

The Company does not expect seasonality to affect its operations in a materially adverse manner. However, the Company's restaurant sales during its first and fourth fiscal quarters are generally higher than its second and third quarters due to the location of the majority of its restaurants in Florida.

Recently  Issued  Accounting  Standards

In February 1997, Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" was issued, replacing APB Opinion No. 15, "Earnings per Share." SFAS No. 128 specifies computation, presentation and disclosure requirements for earnings per share. The Statement is effective for financial statements ending after December 15, 1997, and earlier application is not permitted. The adoption of SFAS No. 128 is not expected to result in a significant difference in the calculations under the current method.

ITEM  7A.    QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Not  applicable.


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



                                   PART IV


ITEM  14.    EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULE AND REPORTS ON FORM 8-K

(a)          The  following  documents  are  filed  as  a part of this Report:

     (1) Consolidated Financial Statements. See Index to Consolidated Financial Statements on page 17 of this Report on Form 10-K.

     (2) Consolidated Financial Statement Schedule. See Index to Consolidated Financial Statements on page 17 of this Report on Form 10-K.

(b)                    Reports  on  Form  8-K.

     None

(c)                    Exhibits.

          Exhibit  No.          Description


           23            Accountants' Consent regarding Registration Statement
on  Form  S-8.

                            MIAMI SUBS CORPORATION


INDEX  TO  CONSOLIDATED  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


The following consolidated financial statements of the Registrant are included in Item 8:

     Independent  Auditors'  Report

     Consolidated  Balance  Sheets  as  of  May  31,  1997  and  1996

     Consolidated Statements of Operations for each of the years in the three year period ended May 31, 1997

     Consolidated Statements of Shareholders' Equity for each of the years in the three year period ended May 31, 1997

     Consolidated Statements of Cash Flows for each of the years in the three year period ended May 31, 1997

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

                         INDEPENDENT AUDITORS' REPORT



The  Board  of  Directors  and  Shareholders
Miami  Subs  Corporation:

We have audited the accompanying consolidated balance sheets of Miami Subs Corporation and subsidiaries as of May 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended May 31, 1997. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as of May 31, 1997 and 1996, and for each of the years in the three-year period ended May 31, 1997. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Miami Subs Corporation and subsidiaries as of May 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                        KPMG  PEAT  MARWICK  LLP



August  8,  1997

Fort  Lauderdale,  Florida


                                     MIAMI SUBS CORPORATION
                                  CONSOLIDATED BALANCE SHEETS


                                                                        May 31,       May 31,
ASSETS                                                                    1997          1996
--------------------------------------------------------------------  ------------  ------------

CURRENT ASSETS
Cash and cash equivalents                                             $ 2,940,000   $ 3,103,000
Notes and accounts receivable - net                                     2,000,000     2,250,000
Food and supplies inventories                                             192,000       381,000
Other                                                                     191,000       332,000
                                                                      ------------  ------------
Total Current Assets                                                    5,323,000     6,066,000

Notes receivable                                                        8,073,000     3,778,000
Property and equipment - net                                           11,500,000    17,955,000
Intangible assets - net                                                 7,128,000     8,004,000
Other                                                                     457,000       558,000
                                                                      ------------  ------------

TOTAL                                                                 $32,481,000   $36,361,000
                                                                      ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------  ------------  ------------
CURRENT LIABILITIES
Accounts payable and accrued liabilities                              $ 4,737,000   $ 6,106,000
Current portion of notes payable and capitalized lease obligations      1,706,000     1,539,000
                                                                      ------------  ------------
Total Current Liabilities                                               6,443,000     7,645,000

Long-term portion of notes payable and capitalized lease obligations    6,288,000     7,955,000
Deferred franchise fees and other deferred income                       2,088,000     1,712,000
Accrued liabilities and other                                           2,154,000     2,106,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Series A Convertible Preferred Stock, $.01 par value, 8,000,000                 -
   shares authorized                                                                     10,000
Common stock, $.01 par value; authorized 50,000,000 shares                283,000       273,000
Additional paid-in capital                                             24,565,000    24,565,000
Accumulated deficit                                                    (7,733,000)   (7,342,000)
                                                                      ------------  ------------
                                                                       17,115,000    17,506,000
Note receivable from sale of stock                                       (563,000)     (563,000)
Treasury Stock                                                         (1,044,000)            -
                                                                      ------------  ------------
Total Shareholders' Equity                                             15,508,000    16,943,000
                                                                      ------------  ------------

TOTAL                                                                 $32,481,000   $36,361,000
====================================================================  ============  ============




See  accompanying  notes  to  consolidated  financial  statements.



                                                     MIAMI SUBS CORPORATION
                                              CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                   Year Ended May 31,   Year Ended May 31,    Year Ended May 31,
                                                                  --------------------  -------------------  --------------------
REVENUES                                                                  1997                 1996                  1995
----------------------------------------------------------------  --------------------  -------------------  --------------------

Restaurant sales                                                  $        28,180,000   $        32,398,000  $        27,148,000
Revenues from franchised restaurants                                        4,514,000             4,720,000            3,920,000
Net gain from sales of restaurants and other                                  868,000               117,000              112,000
Interest income                                                               612,000               469,000              477,000
Other revenues                                                                259,000               208,000              239,000
                                                                  --------------------  -------------------  --------------------
Total                                                                      34,433,000            37,912,000           31,896,000
                                                                  --------------------  -------------------  --------------------

EXPENSES
----------------------------------------------------------------
Restaurant operating costs (including lease costs paid to
  Kavala, Inc. of $313,000, $271,000 and $230,000, respectively)           26,042,000            28,573,000           23,942,000
General, administrative and franchise costs                                 5,667,000             6,351,000            6,390,000
Depreciation and amortization                                               1,837,000             1,942,000            1,544,000
Interest expense - net of capitalized interest                                903,000               741,000              581,000
Loss on impairment of restaurants                                             375,000                     -                    -
                                                                  --------------------  -------------------  --------------------
Total                                                                      34,824,000            37,607,000           32,457,000
                                                                  --------------------  -------------------  --------------------

Net income (loss)                                                 $          (391,000)  $           305,000  $          (561,000)
                                                                  ====================  ===================  ====================

Net income (loss) per common and common share
  equivalents                                                     $             ( .01)  $               .01  $             ( .02)
                                                                  ====================  ===================  ====================

Weighted average number of common and common
  share equivalents outstanding                                            28,244,000            27,243,000           26,026,000
================================================================  ====================  ===================  ====================

















See  accompanying  notes  to  consolidated  financial  statements.



                                                      MIAMI SUBS CORPORATION
                                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                                       Additional
                                                                                            Common        Common        Paid-In
                                      Preferred Stock Shares    Preferred Stock Amount   Stock Shares  Stock Amount     Capital
                                      -----------------------  ------------------------  ------------  -------------  ------------


BALANCE AT MAY 31, 1994                            1,230,095   $                13,000     23,810,822  $     238,000  $20,238,000
------------------------------------  -----------------------  ------------------------  ------------  -------------  ------------

Preferred stock dividend                                                                      307,523          3,000       (3,000)
Exercise of options and warrants                                                              545,900          6,000      768,000
Stock issued to acquire MG III, Inc.                                                        1,000,000         10,000    1,990,000
Net loss

BALANCE AT MAY 31, 1995                            1,230,095                    13,000     25,664,245        257,000   22,993,000
====================================  =======================  ========================  ============  =============  ============

Preferred stock conversions                         (224,595)                   (3,000)       224,595          3,000
Exercise of options and warrants                                                               25,000                      13,000
Stock issued to acquire restaurants                                                         1,325,000         13,000    1,909,000
MG III, Inc. purchase accounting
  adjustment                                                                                                             (350,000)
Net income

BALANCE AT MAY 31, 1996                            1,005,500                    10,000     27,238,840        273,000   24,565,000
====================================  =======================  ========================  ============  =============  ============

Preferred stock conversions                       (1,005,500)                  (10,000)     1,005,500         10,000
Acquisition of 1,125,000 shares of
  treasury stock - at cost
Net loss

BALANCE AT MAY 31, 1997                                    -                         -     28,244,340  $     283,000  $24,565,000
====================================  =======================  ========================  ============  =============  ============




                                       Accumulated       Note        Treasury

                                         Deficit      Receivable      Stock         Total
                                      -------------  ------------  ------------  ------------


BALANCE AT MAY 31, 1994               $ (7,086,000)                              $13,403,000
------------------------------------  -------------  ------------  ------------  ------------

Preferred stock dividend
Exercise of options and warrants                     $  (563,000)                    211,000
Stock issued to acquire MG III, Inc.                                               2,000,000
Net loss                                  (561,000)                                 (561,000)
                                      -------------  ------------  ------------  ------------
BALANCE AT MAY 31, 1995                 (7,647,000)     (563,000)                 15,053,000
====================================  =============  ============  ============  ============

Preferred stock conversions
Exercise of options and warrants                                                      13,000
Stock issued to acquire restaurants                                                1,922,000
MG III, Inc. purchase accounting
  adjustment                                                                        (350,000)
Net income                                 305,000                                   305,000
                                      -------------  ------------  ------------  ------------
BALANCE AT MAY 31, 1996                 (7,342,000)     (563,000)                 16,943,000
====================================  =============  ============  ============  ============

Preferred stock conversions
Acquisition of 1,125,000 shares of
  treasury stock - at cost                                         $(1,044,000)   (1,044,000)
Net loss                                  (391,000)                                 (391,000)
                                      -------------  ------------  ------------  ------------
BALANCE AT MAY 31, 1997               $ (7,733,000)  $  (563,000)  $(1,044,000)  $15,508,000
====================================  =============  ============  ============  ============













         See accompanying notes to consolidated financial statements.


                                                      MIAMI SUBS CORPORATION
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      Year Ended May 31    Year Ended May 31    Year Ended May 31
                                                                     -------------------  -------------------  -------------------
OPERATING ACTIVITIES:                                                       1997                 1996                 1995
                                                                     -------------------  -------------------  -------------------

Net income (loss)                                                    $         (391,000)  $          305,000   $         (561,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization                                                 1,382,000            1,438,000            1,253,000
Amortization of intangible assets                                               455,000              504,000              291,000
Net gain and franchise fees on sales of restaurants                          (1,268,000)            (117,000)            (112,000)
Charge associated with note receivable                                          257,000                    -                    -
Loss on impairment of restaurants and other charges                             525,000                    -                    -
Adjustment for joint venture operations                                               -                    -               19,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivable                                     (284,000)             330,000             (268,000)
Decrease (increase) in food and supplies inventories                            189,000              (43,000)               8,000
Decrease (increase) in other current assets                                     141,000               (7,000)            (133,000)
Decrease (increase) in other assets                                             101,000              (39,000)              68,000
(Decrease) increase in accounts payable and accrued liabilities              (1,425,000)             288,000              335,000
(Decrease) in deferred franchise fees and other deferred income                 (44,000)            (442,000)            (231,000)
                                                                     -------------------  -------------------  -------------------
Net Cash (Used In) Provided By Operating Activities                            (362,000)           2,217,000              669,000
                                                                     -------------------  -------------------  -------------------

INVESTING ACTIVITIES:
Purchase of property and equipment                                             (794,000)          (3,718,000)          (1,318,000)
Proceeds from sales of restaurants                                            1,487,000              296,000              215,000
Payments received on notes receivable                                           997,000              888,000              611,000
Loans to franchisees and other                                                        -              (29,000)            (296,000)
Acquisition of MG III, Inc.                                                           -                    -             (800,000)
Acquisition from Kavala, Inc.                                                         -                    -           (3,250,000)
                                                                     -------------------  -------------------  -------------------
Net Cash Provided By (Used In) Investing Activities                           1,690,000           (2,563,000)          (4,838,000)
                                                                     -------------------  -------------------  -------------------

FINANCING ACTIVITIES:
Proceeds from borrowings                                                              -            1,803,000            2,933,000
Repayment of debt                                                            (1,491,000)          (1,512,000)          (1,255,000)
Proceeds from exercise of stock options and warrants - net                            -               13,000              211,000
                                                                     -------------------  -------------------  -------------------
Net Cash (Used In) Provided By Financing Activities                          (1,491,000)             304,000            1,889,000
                                                                     -------------------  -------------------  -------------------

DECREASE IN CASH                                                               (163,000)             (42,000)          (2,280,000)
CASH AT BEGINNING OF PERIOD                                                   3,103,000            3,145,000            5,425,000
                                                                     -------------------  -------------------  -------------------
CASH AT END OF PERIOD                                                $        2,940,000   $        3,103,000   $        3,145,000
                                                                     ===================  ===================  ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                               $          904,000   $          806,000   $          556,000
Loans to franchisees in connection with sales of restaurants         $        6,207,000   $          818,000   $        2,144,000
===================================================================  ===================  ===================  ===================
Debt assumed in acquisition of restaurant                            $          184,000                    -                    -
Acquisition of restaurant in exchange for note receivable            $          180,000                    -                    -
Acquisition of treasury stock in exchange for note receivable        $        1,044,000                    -                    -
===================================================================  ===================  ===================  ===================









         See accompanying notes to consolidated financial statements.

                            MIAMI SUBS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.          BUSINESS  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     DESCRIPTION  OF  BUSINESS

MIAMI SUBS CORPORATION (the "Company") operates and franchises quick service restaurants under the names "Miami Subs" and "Miami Subs Grill". At May 31, 1997, there were 187 restaurants operating in the Miami Subs system, of which 17 were operated by the Company and 170 were operated by franchisees. Nine of the Company operated restaurants and 119 of the franchised restaurants are located in Florida.

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

     CASH  AND  CASH  EQUIVALENTS

Cash and cash equivalents includes cash on hand and on deposit, highly liquid instruments with maturities of three months or less, and unexpended marketing fund contributions of $683,000 and $525,000 at May 31, 1997 and 1996, respectively.

     FRANCHISE  OPERATIONS

In connection with its franchising operations, the Company receives initial franchise fees, development fees, royalties, contributions to marketing funds, and in certain cases, revenue from sub-leasing restaurant properties to
franchisees.    Initial  franchise  fees  are  recognized  as  income  when substantially all services and conditions relating to the sale of the franchise have been performed or satisfied, which generally occurs when the
franchised  restaurant  commences  operations.    Development  fees  are
non-refundable and the related agreements require the franchisee to open a specified number of restaurants in the development area within a specified time period or the agreements may be cancelled by the Company. Revenue from development agreements is deferred and recognized as restaurants in the development area commence operations on a pro rata basis to the minimum number of restaurants required to be open, or at the time the development agreement is effectively cancelled. Royalties, which are based upon a percentage of the franchisee's gross sales, are recognized as income when the fees are earned and become receivable and collectible. Revenue from sub-leasing properties to franchisees is recognized as income as the revenue is earned and becomes receivable and collectible. Sub-lease rental income is presented net of associated leasing costs in the accompanying consolidated financial statements.

Marketing contributions are offset against the related costs incurred. Contributions received in excess of expenditures are classified as current liabilities in the accompanying consolidated financial statements.


Revenues  from  franchised  restaurants  consist  of  the  following:


                                 Year Ended May 31,   Year Ended May 31,   Year Ended May 31,
                                        1997                 1996                 1995
                                 -------------------  -------------------  -------------------

Royalties                        $         3,680,000  $         3,752,000  $         3,173,000
Franchise and development fees               707,000              936,000              605,000
Sublease rental income (net)                 127,000               32,000              142,000
                                 -------------------  -------------------  -------------------
Total                            $         4,514,000  $         4,720,000  $         3,920,000
===============================  ===================  ===================  ===================




          SALES  OF  RESTAURANTS

Gains on the sale of restaurants are recorded as income when the sales are consummated and other conditions are met, including adequacy of down payment and the completion by the Company of its obligations under the contracts. Until such conditions are met, such gains are included in deferred income. Losses on the sale of restaurants are recognized at the time of sale.

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

INTANGIBLE  ASSETS

Costs incurred to acquire the trademark and franchise rights to the Miami Subs concept and other intangibles, consisting principally of royalty rights acquired, are amortized over a twenty year period on a straight line basis.

Restaurants acquired are accounted for under the purchase method and recorded at the estimated fair value of the equipment and building improvements acquired. The excess of cost over the fair value of the assets acquired, including goodwill if any, is amortized using the straight-line method over the remaining term of the underlying property leases, but not in excess of 20 years. At each balance sheet date, the Company evaluates the realizability of goodwill based upon expectations of operating income for each restaurant having a material goodwill balance. The Company believes that no material impairment of goodwill exists at May 31, 1997 and 1996.

ACCOUNTING  FOR  THE  IMPAIRMENT  OF  LONG-LIVED  ASSETS

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting For the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of" in the first quarter of fiscal year 1997. Under SFAS No. 121, the Company evaluates whether events and circumstances have occurred that indicate revision to the remaining useful life or the remaining balances of long-lived assets, including intangible assets and goodwill, may be appropriate. When factors indicate that the carrying amount of an asset may not be recoverable, the Company estimates the future cash flows expected to result from the use of such asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss equal to the excess of the carrying amount over the fair value of the asset. Although the adoption of SFAS No. 121 by the Company did not result in a write down of such assets, the Company provided a reserve of $375,000 in 1997 to provide for the planned future sale of certain restaurants operated by the Company.

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

     EMPLOYEE  STOCK  OPTIONS

In fiscal year 1997, the Company adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under this standard, companies can elect to adopt the fair value method of accounting for employee stock-based transactions. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Companies are permitted to continue to account for employee stock-based transactions under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," but are required to disclose pro forma net income and earnings per share as if the fair value method had been adopted. The Company elected to continue to account for stock-based compensation under APB No. 25 (see Note
11).

          NET  INCOME  (LOSS)  PER  SHARE

The net income (loss) per share amounts are computed based on the weighted average number of common shares and common share equivalents outstanding during the period, computed using the treasury stock method. Common share equivalents include convertible preferred stock, options and warrants. Common share equivalents were excluded from the computation in 1997 and 1995 because the effect would have been anti-dilutive.

In February 1997, Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" was issued, replacing APB Opinion No. 15, "Earnings per Share." SFAS No. 128 specifies computation, presentation and disclosure requirements for earnings per share. The Statement is effective for financial statements ending after December 15, 1997, and earlier application is not permitted. The adoption of SFAS No. 128 is not expected to result in a significant difference in the calculations under the current method.

     DISCLOSURES  ABOUT  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

The estimated fair value of financial instruments has been determined based on available information and appropriate valuation methodologies. The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term nature of the accounts. The fair value of long-term notes receivable and notes payable approximate the carrying value of such assets and liabilities as of May 31, 1997.

RECLASSIFICATION

Certain 1996 and 1995 balances have been reclassified to conform to the 1997 presentation.

     2.                    ACQUISITIONS

          On December 21, 1994, the Company acquired by merger MG III, Inc. ("MG III"). At the time of the acquisition, MG III was the Company's largest franchisee, operating eight restaurants, and was also a joint venture partner with the Company in the operation of five restaurants. MG III also held the non-exclusive development rights in a four state territory (North Carolina, South Carolina, and parts of Georgia and Florida), and provided franchisor required services to franchised restaurants in the territory in return for approximately one-half of the standard royalty fees and initial franchise fees paid by all franchisees in the territory. In the merger, the sole shareholder of MG III received 1.0 million shares of the Company's common stock, a warrant to acquire 100,000 shares of the Company's common stock at an exercise price of $6.00 per share, and $800,000 cash representing the repayment of certain amounts due to the sole shareholder by MG III. The Company also assumed MG III's indebtedness to banks of approximately $1.8 million and other liabilities totaling approximately $900,000.

Effective January 1, 1995, the Company acquired from Kavala, Inc. ("Kavala") a private company owned by Miami Subs founder and then Company director Gus Boulis, two existing Miami Subs restaurants located in South Florida, and the rights to additional royalties from 21 existing franchised restaurants which were originally developed by Kavala. Under an arrangement with Kavala prior to this acquisition, the Company received one-half of the royalties associated with these franchised restaurants. The acquisition was made for cash totaling $3.2 million, of which $2.5 million was provided through bank financing.

          Assuming that the above acquisitions had been consummated at the beginning of fiscal year 1995, the unaudited pro forma results of operations for 1995 would have been as follows:




Total revenues                       $39,707,000
Net loss                             $  (287,000)
Net loss per share                   $     ( .01)
===================================  ============
Weighted average shares outstanding   26,539,000
===================================  ============




          The above information may not be indicative of the results of operations which actually would have occurred had the transactions taken place at the beginning of fiscal year 1995 or which may be obtained in the future.

On March 1, 1996, the Company acquired from a franchisee five existing Miami Subs Grill restaurants located in the Dallas, Texas metropolitan area, along with the development rights for the Dallas and Fort Worth Texas markets. The acquisition was accounted for as a purchase and the accompanying Consolidated Statements of Operations includes the results of these operations from the date of the acquisition. The purchase price was allocated principally to property and equipment of the restaurants acquired. As consideration for the acquisition, the Company issued 1,325,000 shares of its common stock and assumed existing indebtedness on the restaurants of $1,467,000. In addition, the Company received a non-interest bearing and non-recourse promissory note secured by the common stock in the original amount of $1,500,000, which was reduced by cash and equivalents (principally transferable inventories, supplies, and deposits) in the amount of $200,000 at closing. In lieu of payment of this note and settlement of other matters, the Company released 200,000 shares of the common stock to the former franchisee and the Company retained the remaining 1,125,000 shares of stock as treasury stock, recorded at cost. A charge of $257,000 which is included in General, Administrative, and Franchise expenses in the accompanying 1997 Consolidated Statement of Operations, was taken as a result of this settlement.

Assuming that the above acquisition had been consummated at the beginning of each fiscal year presented, the unaudited pro forma results of operations for 1996 and 1995 would have been as follows:



                                      For the Year Ended May 31, 1996    For the Year Ended May 31, 1995
                                      --------------------------------  ---------------------------------

Total revenues                        $                     41,046,000  $                     38,816,000
Net income (loss)                     $                        183,000  $                     (1,059,000)
Net income (loss) per share           $                            .01  $                          ( .04)
====================================  ================================  =================================
Weighted average shares outstanding                         28,235,000                        27,351,000
====================================  ================================  =================================




          The above information may not be indicative of the results of operations which actually would have occurred had the acquisition taken place at the beginning of each fiscal year presented or which may be obtained in the future.

3.                    NOTES  AND  ACCOUNTS  RECEIVABLE


               Notes  and  accounts  receivable  consist  of  the  following:



                                                          1997          1996
                                                      ------------  ------------

Notes receivable                                      $ 9,437,000   $ 5,548,000
Royalties and other receivables due from franchisees      867,000       729,000
Other                                                      58,000       141,000
                                                      ------------  ------------
Total                                                  10,362,000     6,418,000
Less allowance for doubtful accounts                     (289,000)     (390,000)
                                                      ------------  ------------
                                                       10,073,000     6,028,000
Less notes receivable due after one year               (8,073,000)   (3,778,000)
                                                      ------------  ------------
Notes and accounts receivable-current portion         $ 2,000,000   $ 2,250,000
====================================================  ============  ============




Notes receivable at May 31, 1997, principally result from sales of restaurant businesses to franchisees and are generally guaranteed by the purchaser and collateralized by the restaurant businesses and assets sold. The notes are generally due in monthly installments of principal and interest, with interest rates ranging principally between 8% and 12%.

                      4.          PROPERTY AND EQUIPMENT


Property and equipment consist of the following:

                                                      1997          1996
                                                  ------------  ------------

Land                                              $ 2,231,000   $ 2,231,000
Buildings and leasehold improvements                7,675,000    12,118,000
Furniture and equipment                             4,487,000     7,257,000
Property held under capitalized leases                632,000       812,000
Construction in progress                               50,000        30,000
                                                  ------------  ------------
Property and equipment at cost                     15,075,000    22,448,000
Less accumulated depreciation and amortization     (3,575,000)   (4,493,000)
                                                  ------------  ------------
Property and equipment-net                        $11,500,000   $17,955,000
                                                  ============  ============




                           5.     INTANGIBLE ASSETS



                   Intangible assets consist of the following:


                                                            1997          1996
                                                        ------------  ------------

Trademark and franchise rights                          $ 2,750,000   $ 2,719,000
Excess of costs over fair value of net assets acquired    5,903,000     6,472,000
                                                        ------------  ------------
                                                          8,653,000     9,191,000
Less accumulated amortization                            (1,525,000)   (1,187,000)
                                                        ------------  ------------
Intangible assets - net                                 $ 7,128,000   $ 8,004,000
======================================================  ============  ============





               6.     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES


      Accounts payable and accrued liabilities consist of the following:


                                          1997        1996
                                       ----------  ----------

Accounts payable                       $1,036,000  $2,331,000
Accrued wages and related liabilities     658,000     988,000
Accrued real estate and sales taxes       643,000     608,000
LEGAL AND RELATED                         470,000     604,000
MARKETING FUND CONTRIBUTIONS              683,000     525,000
OTHER                                   1,247,000   1,050,000
                                       ----------  ----------
TOTAL                                  $4,737,000  $6,106,000
=====================================  ==========  ==========


            7.     NOTES PAYABLE AND CAPITALIZED LEASE OBLIGATIONS


     A  summary  of  notes  payable  and  capitalized  lease  obligations  is  as  follows:


                                                                         1997          1996
                                                                     ------------  ------------

Various notes payable to banks at prime plus 1.5% (10.0% at May 31,
  1997), secured by accounts and notes receivable, land, restaurant
  property and equipment and due in monthly payments through 2001    $ 5,141,000   $ 5,367,000
Note payable to finance company at 11.5%, secured by five
  restaurants and equipment, payable in equal monthly installments
  through 2001                                                           961,000     1,430,000
9.0% - 11.5% mortgages and notes payable, secured by
  various restaurant properties and equipment and due in
  varying monthly installments through 2001                              876,000     1,453,000
10 3/8% mortgage note payable, secured by corporate
  office building, due in monthly payments through 2007                  481,000       509,000
Note payable to bank at prime plus 2.0% (10.5% at May 31, 1997), secured by leased restaurant properties and equipment,
  due in monthly payments through 2000                                   205,000       264,000
Capitalized lease obligations                                            330,000       471,000
                                                                     ------------  ------------
Total                                                                  7,994,000     9,494,000
Less current portion                                                  (1,706,000)   (1,539,000)
                                                                     ------------  ------------
Long-term portion                                                    $ 6,288,000   $ 7,955,000
===================================================================  ============  ============





The above notes are secured by property and equipment with a book value of approximately $6.9 million at May 31, 1997, and notes and accounts receivable of approximately $2,000,000.

At May 31, 1997, the approximate annual maturities of notes payable and capitalized lease obligations for each of the five years ending May 31, 2002, are $1,706,000, $1,985,000, $836,000, $2,966,000 and $77,000, respectively.

Total interest costs incurred for the years ended May 31, 1997, 1996 and 1995 was $903,000, $798,000, and $581,000, respectively. Capitalized interest cost with respect to qualifying new restaurant construction was $57,000 in 1996.

The Company has a $7.0 million line of credit from a bank for the development of new Company operated restaurants. Approximately $1.4 million has been funded as term debt under this facility and is included in notes payable to banks at May 31, 1997. The credit facility, which is available through December 1997, may be used for interim construction of individual restaurants as well as term financing for five years upon completion of construction of such restaurants.

           8.     DEFERRED FRANCHISE FEES AND OTHER DEFERRED INCOME


 Deferred franchise fees and other deferred income consist of the following:



                                      1997        1996
                                   ----------  ----------

Development fees                   $  661,000  $  475,000
Franchise fees                        110,000      87,000
Deferred gains and vendor rebates   1,317,000   1,150,000
                                   ----------  ----------
Total                              $2,088,000  $1,712,000
                                   ==========  ==========



                             9.     INCOME TAXES


     The primary components that comprise the deferred tax assets and liabilities are as follows:


                                                    1997          1996
                                                ------------  ------------

Deferred tax assets:
   Accounts and notes receivable                $   154,000   $   125,000
   Other liabilities and reserves                 1,069,000     1,136,000
   Deferred income and franchise deposits           241,000       172,000
   Other                                             13,000        15,000
   Net operating loss and other carry-forwards    2,500,000     2,408,000
                                                ------------  ------------
   Total deferred tax assets                      3,977,000     3,856,000
                                                ------------  ------------

Deferred tax liabilities:
   Property and equipment                           446,000       311,000
   Intangible assets                                185,000       145,000
   Other                                             91,000        38,000
                                                ------------  ------------
   Total deferred tax liabilities                   722,000       494,000
                                                ------------  ------------
Subtotal                                          3,255,000     3,362,000
Less valuation allowance                         (3,255,000)   (3,362,000)
                                                ------------  ------------
Net deferred tax assets                         $         -   $         -
==============================================  ============  ============




The net change in the valuation allowance for the year ended May 31, 1997 was a decrease of $107,000.

At May 31, 1997 and 1996, the Company had no deferred tax assets or liabilities reflected on its consolidated financial statements since net deferred tax assets are offset by a valuation allowance. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the level of historical operating results, scheduled reversal of deferred tax liabilities, and projected future taxable income in making this assessment.

The difference between the actual tax provision and the tax provision by applying the statutory federal income tax rate is attributable to the following:




                                           1997     1996    1995
                                          -------  ------  -------

Statutory federal income tax rate         (34.0)%   34.0%  (34.0)%
Intangible costs amortized                  12.5    21.3      3.2
Charges associated with note receivable     22.3       -        -
Other                                        3.8     2.4      (.4)
Operating losses (utilized) not utilized    (4.6)  (57.7)    31.2
                                          -------  ------  -------
Effective income tax rate                    -  %    -  %     -  %
                                          =======  ======  =======






At May 31, 1997, the Company's tax returns reflect net operating loss carry-forwards of approximately $5.8 million, which are available to reduce future taxable income through 2011 (subject to limitations imposed under the Internal Revenue Code regarding changes in ownership which limits utilization of $2.8 million of the carry-forwards on an annual basis to approximately $340,000). The Company also has general business credit carry-forwards of approximately $274,000 which can be used to offset tax liabilities through 2010. The Company's federal income tax returns for fiscal years 1991 through 1995, inclusive, have been examined by the Internal Revenue Service and an examination of fiscal year 1996 is in process. The IRS has issued a report for the years 1991 through 1995 reflecting substantial adjustments which the Company and its outside counsel are currently reviewing. Based on the preliminary review of the report, a substantial portion of the Company's net operating loss carryovers may be absorbed by the proposed adjustments, however, the Company is unable at this time to determine the ultimate potential impact of the proposed adjustments on the carryovers and on its overall tax liability. The Company, through its counsel, will appeal many of the proposed adjustments.

                    10.     COMMITMENTS AND CONTINGENCIES

The Company is the prime lessee under various land and building leases for restaurants operated by the Company and its franchisees. The leases generally have initial terms ranging from five to 20 years and usually provide for renewal options ranging from five to 20 years. In certain instances, the leases contain purchase options during the lease term. Most of the leases contain escalation clauses and common area maintenance charges (including taxes and insurance). Certain of the leases require additional (contingent) rental payments if sales volumes at the related restaurants exceed specified limits. Base rent expense for Company operated restaurants for the years ended May 31, 1997, 1996, and 1995 was approximately $2,214,000, $2,455,000, and $2,085,000, respectively. Additional (contingent) rental payments were approximately $54,000, $100,000, and $75,000, respectively, in 1997, 1996, and
1995.

The Company also owns or leases sites which it then leases or subleases to franchisees. The Company remains liable for all lease costs, including common area maintenance charges, when properties are subleased to franchisees. In addition, the Company guarantees the lease payments of certain franchised locations, aggregating approximately $173,000 for each of the next two years, and approximately $60,000 per year thereafter through 2014.

The Company also subleases non-Miami Subs locations to third parties. Such sub-leases provide for minimum annual rental payments aggregating approximately $223,000 and expire on various dates through 2003 exclusive of renewal options.

The Company's future minimum rental commitments and sublease rental income as of May 31, 1997 for all noncancellable capital and operating leases are as follows:





                                                 Capital    Operating      Sublease
Fiscal Year                                      Leases      Leases     Rental Income
----------------------------------------------  ---------  -----------  --------------

1998                                            $195,000   $ 5,300,000  $    3,814,000
1999                                             146,000     5,239,000       3,850,000
2000                                              41,000     5,141,000       3,734,000
2001                                                   -     4,980,000       3,544,000
2002                                                   -     4,715,000       3,297,000
Thereafter                                             -    29,110,000      25,855,000
                                                ---------  -----------  --------------
Total                                            382,000   $54,485,000  $   44,094,000
                                                =========  ===========  ==============
Less amount representing interest                (52,000)
                                                ---------
Present value of future minimum lease payments  $330,000
==============================================  =========




The Company has guaranteed a portion of certain equipment financing for franchisees with a third party lender. Under the terms of the agreement with the lender, in the event of a default by a franchisee, the Company has the right to acquire possession of the related restaurant and equipment and must assume the remaining obligation to the lender, or the Company may sell the restaurant to a franchisee who would assume the loan. In the event that the restaurant is closed, the Company is required to payoff the loan. The Company's maximum obligation for all loans funded by the lender as of May 31, 1997, was approximately $880,000. In addition, the Company guarantees other equipment loans for certain franchisees in the approximate amount of $260,000.

                                   LITIGATION

In January, 1992, the Company filed a Petition for Declaratory Judgment against a third party seeking to dissolve an alleged joint venture between the Company and the third party. The third party opposed the dissolution, counterclaimed, and sought damages arising from amounts expended in developing new locations and lost profits from the termination of the joint venture. A bench trial was completed in April 1995, and in July 1995 the court issued its ruling in favor of the Company on virtually all of the defendants counterclaims, except that the court denied the Company's petition for declaratory judgement and awarded the defendant damages in the amount of $241,000 plus costs and attorney fees allegedly incurred by the joint venture. The Company provided a reserve for this matter as of May 31, 1995. The case was appealed by both the Company and the third party, and in November 1996, the appeal was argued before the Supreme Court of New Hampshire. The court has not yet rendered a ruling on the appeal.


In October 1996, a suit was filed against the Company seeking unspecified damages in excess of $15,000 relating to an incident that allegedly occurred in or around the parking lot of a company operated restaurant. In addition there have been inquiries of the Company by counsel representing the estate of a party in a separate incident which occurred outside of a franchised restaurant. Both of these matters are being handled by the Company's insurance carrier.

The Company and its subsidiaries are parties to various other legal actions arising in the ordinary course of business. The Company is vigorously contesting these actions and currently believes that the outcome of such cases will not have a material adverse effect on the Company.

                    11.     STOCK OPTION PLAN AND WARRANTS

The Company's stock option plan provides for the granting of non-qualified stock options for the purchase of up to 7,500,000 shares of common stock of the Company by directors, officers, employees and consultants. Under the terms of the plan, options may be granted for a term of up to 10 years at a price not less than the market value of the common stock on the date of grant.

The following is a summary of stock option activity under the plan during each of the last three years:




                                     Shares Under   Weighted Average
                                        Option       Price Per Share
                                     -------------  -----------------

Balance at May 31, 1994                 5,464,700   $            2.89
Granted                                   120,000                2.25
Exercised                                (450,000)               1.25
Canceled                                 (426,600)               2.84
                                     -------------  -----------------
Balance at May 31, 1995                 4,708,100                3.03
Granted                                 1,289,000                1.81
Exercised                                 (25,000)                .50
Cancelled                                (200,000)               2.67
===================================  =============  =================
Balance at May 31, 1996                 5,772,100                2.79
Granted                                    94,000                 .85
Exercised                                       -                   -
Cancelled                              (1,449,400)               2.11
===================================  =============  =================
Balance at May 31, 1997                 4,416,700   $            2.99
                                     =============  =================

Options exercisable at May 31, 1997     4,227,533   $            3.04
===================================  =============  =================



The Company accounts for employee stock options in accordance with the intrinsic value method prescribed in APB No. 25. Accordingly, no compensation cost is recognized at the time stock options are granted. Had employee compensation expense been determined based on the fair value at the grant date for options granted in 1997 and 1996 consistent with the provisions of SFAS No. 123, the Company's results for 1997 and 1996 would have been reduced to the pro forma results indicated below:





                                              1997       1996
                                           ----------  ---------

Net income (loss) - as reported            $(391,000)  $305,000
Net income (loss) - pro forma              $(334,000)  $(90,000)

Net income (loss) per share - as reported  $   ( .01)  $    .01
Net income (loss) per share - pro forma    $   ( .01)  $    .00
=========================================  ==========  =========


The fair market value of each option grant is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:





                           1997       1996
                         ---------  ---------

Expected lives           10 years   10 years
Expected volatility          27.1%      27.1%
Risk-free interest rate      6.75%      6.75%
Dividend yield                0.0%       0.0%
=======================  =========  =========




At May 31, 1997, 409,600 options and 100,000 warrants are outstanding at average exercise prices of $2.16 and $6.00 per share, respectively.

                      12.     RELATED PARTY TRANSACTIONS

In fiscal year 1995, the Company acquired from Kavala, Inc., ("Kavala") a private company owned by Miami Subs founder and Company director Gus Boulis ("Boulis"), two existing Miami Subs restaurants located in South Florida, and the rights to additional royalties from 21 existing franchised restaurants which were originally developed by Kavala. The purchase price was $3.2 million. Under an arrangement with Kavala prior to this acquisition, the Company received one-half of the royalties associated with these franchised restaurants, and paid to Kavala a fee of 2% of sales on restaurants developed by Kavala and acquired and operated by the Company. During fiscal year 1995, the Company received royalty fees of approximately $284,000 from restaurants franchised pursuant to this arrangement, and the Company paid fees to Kavala of approximately $13,000 for restaurants which the Company operated.

At May 31, 1997, the Company leased six restaurant properties from Kavala. Rent expense for all leases between the Company and Kavala was $412,000 in 1997, 491,000 in 1996, and $496,000 in 1995. Future minimum rental commitments due to Kavala at May 31, 1997 under existing leases are approximately $394,000 for each of the next five years, and $2,116,000 thereafter. In fiscal year 1997, the Company leased a vacant, non-Miami Subs property to a company owned by Boulis. The Company believes that rents charged under these leases are not materially different from the rents that would have been incurred or obtained from leasing arrangements with unaffiliated parties or on a stand alone basis.

During fiscal year 1995, Boulis provided consulting services to the Company on matters pertaining to the Company's business, including but not limited to franchising methods, restaurant site selection and development, restaurant operating procedures, recipe development, procedures and techniques for preparing, packaging and serving food, and marketing programs. Amounts paid to Boulis under this agreement amounted to $100,000.

Mr. Bartsocas, an officer of the Company, is also an officer and director of Subies Enterprises, Inc. ("Subies"), a franchisee of the Company. Under an agreement which was entered into in 1991 between the Company and Subies, Subies paid a franchise fee of $5,000 per restaurant and is exempt from paying royalty fees on five restaurants.

In March 1995, the Company's former chairman of the board and president exercised options to acquire 450,000 shares of common stock of the Company.
As payment for the stock, the Company received a non-interest bearing note in the amount of $563,000 which is collateralized by the stock and due in full in January 1999.

Mr. Perlyn, an officer and director of the Company, is also an officer and principal of DEMAC Restaurant Corp., a franchisee of the Company.



                                 SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS



COL. A                               COL. B            COL. C                                 COL. D       COL. E
                                                Additions Charged to
                                   Balance at        costs and        Additions Charged to               Balance at
                                    beginning         expenses           other accounts                    end of
DESCRIPTION                         of period                                               Deductions     period

Year ended May 31, 1995:
  Allowance for doubtful
    accounts and discounts -
    Notes and Accounts Receivable  $   515,000                     -                        $    26,000  $   489,000


Year ended May 31, 1996:
  Allowance for doubtful
    accounts and discounts -
    Notes and Accounts Receivable  $   489,000                     -                        $    99,000  $   390,000


Year ended May 31, 1997:
  Allowance for doubtful
    accounts and discounts -
    Notes and Accounts Receivable  $   390,000                     -                        $   101,000  $   289,000





                                          EXHIBIT LIST



                                                                       Location in this report or
Reg. S-K                                                               incorporated by reference
Item No.  Document                                                          to prior Filing
--------  -----------------------------------------------------------  --------------------------


      23  Accountants' Consent re Registration Statement on Form S-8.  Filed herewith on page 36




                                 SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     MIAMI SUBS CORPORATION


 Dated:  August 25, 1997                      By: /s/ Gus Boulis
                                              GUS BOULIS, Chairman of the Board
                                              and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




 By:  /s/ Gus Boulis                    Dated:  August 25, 1997
      GUS BOULIS, Chairman of the Board
      and Chief Executive Officer


 By:  /s/ Bruce R. Galloway             Dated:  August 25, 1997
      BRUCE R. GALLOWAY, Director


 By:  /s/ Greg Karan                    Dated:  August 25, 1997
      GREG KARAN, Director


 By:  /s/ Peter Nasca                   Dated:  August 25, 1997
      PETER NASCA, Director


 By:  /s/ Donald L. Perlyn              Dated:  August 25, 1997
      DONALD L. PERLYN, Director


 By:  /s/ Joseph Zappala                Dated:  August 25, 1997
      JOSEPH ZAPPALA, Director


 By:  /s/ Jerry W. Woda                 Dated:  August 25, 1997
      JERRY W. WODA, Senior Vice President, Chief
      Financial Officer and Principal Accounting Officer