Form 10-K/A
period 1997-05-31
MIAMI SUBS CORP
filed 1997-09-25
CIK 875174

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

                              Yes    X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of August 25, 1997, 28,244,340 shares of common stock were outstanding. On such date, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $13,916,000 (amount computed based on the closing price on August 25, 1997).


                                   PART III

ITEM  10.    DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT.

The following table contains information regarding the current Directors and Executive Officers of the Company.



Name                                               Position                                  Age
-----------------  ------------------------------------------------------------------------  ---

Gus Boulis         Chairman of the Board, Director, and Chief Executive Officer               48
Bruce R. Galloway  Director                                                                   39
Greg Karan         Director                                                                   40
Peter Nasca        Director                                                                   49
Joseph Zappala     Director                                                                   63
Donald L. Perlyn   Director and Executive Vice President of Franchise Development             54
Gus Bartsocas      Senior Vice President of International and Non-Traditional Development     45
Jerry W. Woda      Senior Vice President of Finance, Chief Financial Officer, and Treasurer   47
=================  ========================================================================  ===




The size of the Board is currently set at seven directors, and there currently is one vacancy on the Board. Directors of the Company are elected annually. The current Board is expected to serve until the next annual meeting. Directors who are employees of the Company receive no additional compensation for their service as directors. Directors who are not employees of the Company ("non-employee Directors") are paid a fee of $4,000 per year, together with reimbursement of expenses of attending meetings. In addition, under the Company's 1990 Executive Option Plan, each Director of the Company who is not an employee of the Company receives an option to purchase 30,000 shares of common stock when he or she is first elected a Director, and an option to purchase  2,000  shares  of  common  stock  as  of the date of each Meeting of
Shareholders  at  which  the  Director  is  reelected.    These  options  are
immediately exercisable at a price equal to the fair market value per share of Common Stock on the date of grant, are non-qualified stock options, and have a ten-year term. If a Director ceases to be a Director by reason of his or her death or disability or for any other reason than a removal for cause (in which event the options automatically terminate) any unexercised portion of the options granted shall remain exercisable for the shorter of the period of twelve (12) months after such event or the term described in the immediately preceding sentence.

Mr. Boulis, the founder of the Miami Subs concept, has been chairman of the board and chief executive officer of the Company since March 1997, and a director of the Company since 1990. Mr. Boulis was chairman of the board from September 1990 to January 1994, and served as president and chief executive officer from July 1992 to January 1994 Mr. Boulis is a private businessman and investor.

Mr. Galloway was appointed to the Board of Directors in March 1997. He has been chairman of the board of Arthur Treacher's, Inc. since June 1996, and managing director of Burnham Securities, Inc. since 1993. From 1991 to 1993 Mr. Galloway was senior vice president at Oppenheimer & Co.

Since January, 1995, Mr. Karan has been vice president of operations for SunCruz Casino Cruises, a private company owned by Mr. Boulis. He was a general manager of a Miami Subs Grill restaurant owned by Kavala, Inc. (a private company owned by Mr. Boulis) from August 1993 until January 1994. Prior thereto, he was project manager from 1987 to March, 1993 for 710288 Ontario, Ltd., a holding and development company owned by Mr. Boulis in Brampton, Ontario, Canada.

Mr. Nasca was appointed to the Board of Directors in March 1997. He has been president of Peter Nasca Associates, Inc., a corporate communications firm since 1984, and is also a principal and director of Paradigm Marketing, a private company.

From 1989 until 1992, Mr. Zappala served as U.S. Ambassador to Spain. Since 1992, Mr. Zappala has been a private businessman and investor.

Mr. Perlyn was appointed to the Board of Directors in March 1997, and has been executive vice president of franchise development since October 1994. He was executive vice president of franchising and development of the Company from March 1992 and senior vice president of franchising and development from September 1990 to February 1992. Between August 1990 and December 1991, he was senior vice president of franchising and development for QSR, Inc., one of the Company's predecessors and an affiliate. Mr. Perlyn is also an officer, director and a principal of DEMAC Restaurant Corp., a franchisee of the Company.

Mr. Bartsocas has been principally responsible for company and franchise operations since December 1996, and senior vice president of international and non-traditional development since March 1995. He had been senior vice president of franchise operations and procurement since April 1994, and prior to that he was vice president of restaurant development and procurement since August 1992. Mr. Bartsocas is also a vice president and director of Subies Enterprises, Inc., a franchisee of the Company (see section below entitled "Certain Relationships and Related Transactions"), and president and sole shareholder of Gustos, Inc., a single unit casual restaurant operation.

Mr. Woda has been senior vice president of finance, chief financial officer, and treasurer of the Company since September, 1992, having acted as a consultant to the Company since March, 1992. From 1989 until joining the Company, Mr. Woda was the chief financial officer of Kavala, Inc., a private company owned by Mr. Boulis.

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10 percent of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock. In addition these individuals are also required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based on its review of the copies of such reports received by it, the Company believes that during the fiscal year ended May 31, 1997, all
Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with.








             THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK











ITEM  11.    EXECUTIVE  COMPENSATION

The following table sets forth the compensation paid during the past three fiscal years to the Company's Chief Executive Officer and each of the Company's other executive officers whose total annual salary and bonus for fiscal year 1997 was $100,000 or more (the "Named Executive Officers").


                                             SUMMARY COMPENSATION TABLE


                                                       Annual Compensation                          Long Term
                                                       --------------------
                                                                                               Compensation Awards
                                                                                              ----------------------
                                                                              Other Annual
Name and                          Fiscal                                     Compensation(a)  Securities Underlying
Principal Position                 Year   Salary ($)        Bonus ($)              ($)             Options (#)
--------------------------------  ------  -----------  --------------------  ---------------  ----------------------


Gus Boulis                          1997            -                     -                -                       -
Chairman of the Board and Chief     1996            -                     -                -                       -
Executive Officer (b)               1995            -                     -                -                       -

Thomas J. Russo, Chairman,          1997  $   249,439                     -                -                       -
President, and Chief Executive      1996  $   280,000                     -                -                       -
Officer (c)                         1995  $   280,000                     -                -                       -

Donald L. Perlyn,                   1997  $   142,400                     -                -                       -
Executive Vice President            1996  $   142,400                     -                -                  50,000
of Franchise Development            1995  $   142,400                     -                -                       -

Gus Bartsocas, Senior Vice          1997  $   123,577                     -                -                       -
President of International and      1996  $   100,000                     -                -                 200,000
Non-Traditional Development         1995  $   100,000                     -                -                       -
================================  ======  ===========  ====================  ===============  ======================







                                    All Other
Name and                           Compensation
Principal Position                     ($)
--------------------------------  --------------


Gus Boulis                        $        3,000
Chairman of the Board and Chief   $        4,000
Executive Officer (b)             $      102,000

Thomas J. Russo, Chairman,        $       26,105
President, and Chief Executive                 -
Officer (c)                                    -

Donald L. Perlyn,                              -
Executive Vice President                       -
of Franchise Development                       -

Gus Bartsocas, Senior Vice                     -
President of International and                 -
Non-Traditional Development                    -
================================  ==============


(a)     Does not include the value of personal benefits since the aggregate value of such benefits for each of these officers in the periods for which amounts are not shown was less than 10% of such officer's salary.

(b)     Gus Boulis became Chairman of the Board and Chief Executive Officer in March 1997.  During fiscal year 1995,
Mr. Boulis served as a consultant to the Company, and the Company paid to Mr. Boulis $100,000 pursuant to this arrangement, which amount is included in the column "All Other Compensation."  The consulting agreement was terminated in January 1995.  Mr. Boulis was paid standard director fees in fiscal years 1997, 1996, and 1995 during periods that he was not an officer of the Company, of $3,000, $4,000, and $2,000, respectively, which amounts are included in "All Other Compensation."

(c)     Thomas J. Russo resigned as Chairman of the Board, President and Chief Executive Officer in March 1997.
Pursuant to the terms of his termination of employment with the Company, Mr. Russo's Employment Contract and Change of Control Agreement with the Company were terminated, and the Company agreed for a period of up to 12 months, to pay Mr. Russo $12,000 per month, continue his previous benefits, and pay an auto allowance of $500 per month.
Amounts paid pursuant to this agreement through May 31, 1997 are included in the column "All Other Compensation."
In addition, options to acquire 2.1 million shares of common stock of the Company remained outstanding until
September 1997, at which time they expired.






COMPENSATION PURSUANT TO CONTRACTS

Mr. Thomas J. Russo received compensation in fiscal year 1997 pursuant to an employment agreement until March, 1997, at which time Mr. Russo resigned from the Company and the employment agreement was terminated (see "Executive Compensation - Summary Compensation Table"). Among other provisions, the employment agreement, which was entered into in January 1994 and renewed in June 1996 for an additional three year term to expire in January 2000, provided for a base annual salary of $280,000, participation in a proposed executive bonus plan with an annual incentive bonus of up to 100 percent of base salary, use of a Company automobile, $2.0 million in term life insurance, and short and long term disability insurance benefits equal to two-thirds of his base salary. The agreement also provided for the grant of options to acquire 2.1 million shares of Common stock at prices between $2.69 per share and $6.00 per share, and, as amended in February 1996, an amount equal to three times the sum of his base salary and maximum potential bonus in the event of a change of control (as defined in the agreement).

Mr. Donald L. Perlyn received compensation in fiscal year 1997 pursuant to an employment agreement which expired on May 31, 1997. The agreement provided for a minimum annual base salary of $142,400, participation in a proposed executive bonus plan with an annual incentive bonus of up to 50 percent of base salary, and $1.0 million in term life insurance. The agreement also provided that in the event of a hostile or unfriendly takeover of the Company and Mr. Perlyn resigned or was discharged within 120 days of such event, he would then be entitled to receive up to three times his current base salary and up to three times his maximum potential bonus.

In fiscal year 1996, the Compensation Committee approved and recommended to the Board, and the Board, after determining that change of control agreements were in the best interest of the Company and its shareholders, approved the form and terms of change of control agreements to be offered to each executive officer of the Company. Messrs. Perlyn, Bartsocas, and Woda currently have Change of Control Agreements. The Change of Control Agreements became effective on February 13, 1996 and expire on January 20, 2000.

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

In the event that (i) within six months after a Change of Control the officer dies, becomes disabled or terminates his employment with the Company for "Good Reason" (as defined in the Change of Control Agreements and includes such events as diminution of position, reduction of compensation and benefits, relocation or material impairment of the assets of the Company), (ii) within 12 months after a Change of Control the officer's employment with the Company is terminated by the Company for any reason other than "Cause" (as defined in the Change of Control Agreements), or (iii) within the period beginning on the sixth month anniversary of a Change of Control of the Company and ending on the twelfth month anniversary thereof, the officer terminates his employment for any reason, then in such event the officer shall be entitled to receive lump sum compensation in an amount equal to two times (a) his annual then current base salary, plus (b) bonuses paid, if any, for the two most recently ended fiscal years prior to the Change of Control. In addition, all options shall vest, and the officer shall receive at least the equivalent of the same benefits he received immediately before the Change of Control for two years after such termination. Any payments shall be grossed up unless such gross-up would cause such payments to be subject to (i) the excise tax imposed by
Section 4999 of the Internal Revenue Code of 1986, as amended ("Code"), in which case the gross-up would be reduced so as not to trigger imposition of the excise tax, or (ii) Section 162(m) of the Code, which imposes a $1,000,000 annual limit on deductions to the Company from compensation paid to certain employees, if applicable.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Until their resignation in March 1997, the Compensation Committee of the Board was comprised of two non-employee, independent and outside Directors. Since March 1997, such Committee has been comprised of Messrs. Galloway (chairman), Karan, and Nasca, each of whom is a non-employee, independent and outside Director. No such Director is or was an officer or employee of the Company or any of its subsidiaries, no executive officer of the Company serves or served on the compensation committee of another entity (i) one of whose executive officers served on the Compensation Committee of the Company or (ii) one of whose executive officers served as a Director of the Company, and no executive officer of the Company serves or served as a director of another entity who has or had an executive officer serving on the Compensation Committee of the Company.

YEAR END OPTION VALUES

The following table sets forth certain information with respect to unexercised options to purchase Common Stock held by the individuals named in the "Summary Compensation Table." None of the individuals named in the Summary Compensation Table exercised any options to purchase Common Stock or were granted options to purchase Common Stock during the fiscal year ended May 31, 1997.




                    Number of Securities Underlying
                          Unexercised Options                                     Value of Unexercised
                          at May 31, 1997 (#)                        In-The-Money Options at May 31, 1997 ($)(1)
                    --------------------------------                 -------------------------------------------

NAME                          EXERCISABLE             UNEXERCISABLE                  EXERCISABLE                  UNEXERCISABLE
------------------  --------------------------------  -------------  -------------------------------------------  -------------

Gus Boulis                                         0              0                                            0              0
Thomas J. Russo(2)                         2,100,000              0                                            0              0
Donald L. Perlyn                             550,000              0                                            0              0
Gus Bartsocas                                460,000              0                                            0              0
==================  ================================  =============  ===========================================  =============



(1)     The exercise price of all of the options listed in this table was greater than the closing price of the Company's
Common Stock on May 31, 1997 as reported by NASDAQ.

(2)     Mr. Russo resigned from the Company in March 1997 and all exercisable options shown above expired in September 1997.






             THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of Common Stock as of September 19, 1997 by persons known by the Company to own of record or beneficially more than five percent of its outstanding Common Stock, each director of the Company, each of the Company's Named Executive Officers and by all directors and executive officers of the Company as a group.




                                                                   Amount and Nature of
Name of Beneficial Owner(1)                                       Beneficial Ownership(2)  Percent of Class(3)
----------------------------------------------------------------  -----------------------  -------------------

Gus Boulis                                                                   8,506,000(4)                30.1%
Bruce R. Galloway                                                               50,000(5)                   *
Greg Karan                                                                     100,000(5)                   *
Peter Nasca                                                                     50,000(5)                   *
Donald L. Perlyn                                                               650,000(5)                 2.2%
Joseph Zappala                                                                 200,000(6)                   *
Gus Bartsocas                                                                  560,000(5)                 1.9%
Thomas J. Russo
2650 Edgewater Drive
Weston, Florida  33332                                                         491,000(7)                 1.7%
All current directors and executive officers of
the Company, including those named above, as a
group (8 persons)                                                           10,449,000(8)                34.7%
================================================================  =======================  ===================
_______________________________________________________________

*       Represents  less  than  one  percent  of  shares  outstanding.

(1)     Unless otherwise indicated, the address of each person in this table is 6300 N.W. 31st Avenue, Fort
Lauderdale, Florida 33309.

(2)     Unless otherwise indicated, each person has sole voting and investment power with respect to such shares.

(3)     As of September 19, 1997, 28,244,340 shares of Common Stock were outstanding.

(4)     As a result of Mr. Boulis' relationship with the Company, Mr. Boulis may be deemed to be a control party with respect to the Company.

(5)     Consists of options deemed outstanding, representing presently exercisable options under the Company's
1990 Executive Option Plan.

(6)     Includes options for 150,000 shares deemed outstanding, representing presently exercisable options under the Company's 1990 Executive Option Plan.

(7)     Includes 450,000 shares acquired through the exercise of options by Mr. Russo in 1995.  As payment for the shares, the Company received a non-recourse and non-interest bearing note in the amount of $562,500 which is collateralized by the stock and due in full in January 1999.  Mr. Russo resigned his employment with the
Company in March 1997.

(8)     Includes options for 1,885,000 shares deemed outstanding, representing presently exercisable options under the Company's 1990 Executive Option Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

At May 31, 1997 the Company leased six restaurant properties from Kavala, Inc. ("Kavala"), a private company owned by the Company's chairman of the board and chief executive officer, Mr. Boulis. Rent expense for all leases between the Company and Kavala was $412,000 in 1997. Future minimum rental commitments due to Kavala at May 31, 1997 under existing leases are approximately $394,000 for each of the next five years, and $2,116,000 for all remaining years thereafter. In fiscal year 1997, the Company leased a vacant, non-Miami Subs property through December 2003 to a company owned by Mr. Boulis for $60,000 per year during the first year of the lease, $66,000 for the second year, and $72,000 per year thereafter. Since 1986, Mr. Boulis has been the owner of a Miami Subs franchise in Key Largo, Florida and has been exempt from paying royalty fees.

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

Mr. Perlyn, an officer and director of the Company, is also an officer, director and principal of DEMAC Restaurant Corp., a franchisee of the Company. Mr. Perlyn has a personal loan outstanding from the Company in the principal amount of $64,535, plus accrued interest at the rate of prime plus 1.5% (8.5% at May 31, 1997) in the amount of $12,411. The loan and all accrued interest is due in full in June 1998.










             THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       MIAMI SUBS CORPORATION
                                       (Registrant)





  Date:  September 25, 1997            By:  /s/ Jerry W. Woda
                                            JERRY W. WODA
                                            Senior Vice President and
                                            Chief Financial Officer