Form 10-Q
period 1997-08-31
MIAMI SUBS CORP
filed 1997-10-10
CIK 875174

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
          (Mark  One)
          [  X  ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended AUGUST 31, 1997
                                                ---------------

                                       OR
          [     ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from     to

               Commission  file  number                  0-19623
                                                         -------

                             MIAMI SUBS CORPORATION
             (Exact name of registrant as specified in its charter)

     Florida                                             65-0249329
     -------                                             ----------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                           Identification  No.)

             6300 N.W. 31st Avenue, Fort Lauderdale, Florida  33309
             ------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (954) 973-0000
                                 --------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes    X     No
                                      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                                 Outstanding at October 8, 1997
         -----                                 ------------------------------
Common  Stock,  $.01 par value                           28,244,340




PART  I.    FINANCIAL  INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS.


                                               MIAMI SUBS CORPORATION
                                             CONSOLIDATED BALANCE SHEETS
                                                     (UNAUDITED)



                                                                                           August 31,     May 31,
ASSETS                                                                                        1997          1997
----------------------------------------------------------------------------------------  ------------  ------------
CURRENT ASSETS
Cash and cash equivalents (including unexpended marketing fund contributions of. . . . .  $ 3,278,000   $ 2,940,000
  $1,133,000 and $683,000, respectively)
Notes and accounts receivable (net of allowances for uncollectible accounts of $281,000.    1,808,000     2,000,000
  and $289,000, respectively)
Food and supplies inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      178,000       192,000
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      190,000       191,000
                                                                                          ------------  ------------
Total Current Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5,454,000     5,323,000

Notes receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    7,793,000     8,073,000
Property and equipment - net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11,502,000    11,500,000
Intangible assets - net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    7,022,000     7,128,000
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      463,000       457,000
                                                                                          ------------  ------------

TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $32,234,000   $32,481,000
                                                                                          ============  ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . .  $ 4,890,000   $ 4,737,000
Current portion of notes payable and capitalized lease obligations . . . . . . . . . . .    1,649,000     1,706,000
                                                                                          ------------  ------------
Total Current Liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    6,539,000     6,443,000

Long-term portion of notes payable and capitalized lease obligations . . . . . . . . . .    5,971,000     6,288,000
Deferred franchise fees and other deferred income. . . . . . . . . . . . . . . . . . . .    2,025,000     2,088,000
Accrued liabilities and other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,066,000     2,154,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; authorized 50,000,000 shares; 28,244,340
   shares outstanding at August 31, 1997 . . . . . . . . . . . . . . . . . . . . . . . .      283,000       283,000
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   24,565,000    24,565,000
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (7,608,000)   (7,733,000)
                                                                                          ------------  ------------
                                                                                           17,240,000    17,115,000
Note receivable from sale of stock . . . . . . . . . . . . . . . . . . . . . . . . . . .     (563,000)     (563,000)
Treasury stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (1,044,000)   (1,044,000)
                                                                                          ------------  ------------
Total Shareholders' Equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15,633,000    15,508,000
                                                                                          ------------  ------------

TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $32,234,000   $32,481,000
                                                                                          ============  ============





See  accompanying  notes  to  consolidated  financial  statements.





                                               MIAMI SUBS CORPORATION
                                          CONSOLIDATED STATEMENTS OF INCOME
                                                     (UNAUDITED)






                                                                            Three Months Ended   Three Months Ended
REVENUES                                                                      August 31, 1997      August 31, 1996
--------------------------------------------------------------------------  -------------------  -------------------

Restaurant sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         4,778,000  $         9,053,000
Revenues from franchised restaurants . . . . . . . . . . . . . . . . . . .            1,119,000            1,132,000
Net gain from sales of restaurants . . . . . . . . . . . . . . . . . . . .               11,000              173,000
Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              197,000              116,000
Other revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              113,000               61,000
                                                                            -------------------  -------------------
Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            6,218,000           10,535,000
                                                                            -------------------  -------------------

EXPENSES

Restaurant operating costs (including lease costs paid to Kavala, Inc. of
  $41,000 in 1997 and 1996, respectively). . . . . . . . . . . . . . . . .            4,550,000            8,243,000
General, administrative and franchise costs. . . . . . . . . . . . . . . .              900,000            1,467,000
Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . .              368,000              515,000
Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              208,000              243,000
                                                                            -------------------  -------------------
Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            6,026,000           10,468,000
                                                                            -------------------  -------------------

Income before provision for income taxes . . . . . . . . . . . . . . . . .              192,000               67,000
Provision for income taxes . . . . . . . . . . . . . . . . . . . . . . . .               67,000                    -
                                                                            -------------------  -------------------

Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $           125,000  $            67,000
                                                                            ===================  ===================

Net income per common and common share equivalents . . . . . . . . . . . .                    -                    -
                                                                            ===================  ===================

Weighted average number of common and common share
  equivalents outstanding. . . . . . . . . . . . . . . . . . . . . . . . .           27,119,000           28,251,000
                                                                            ===================  ===================












See  accompanying  notes  to  consolidated  financial  statements.



                                           MIAMI SUBS CORPORATION
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (UNAUDITED)




                                                                  Three Months Ended    Three Months Ended
OPERATING ACTIVITIES:                                              August 31, 1997       August 31, 1996
---------------------------------------------------------------  --------------------  --------------------
Net income. . . . . . . . . . . . . . . . . . . . . . . . . . .  $           125,000   $            67,000
Adjustments to reconcile net income to net cash provided by
  operating activities:
Depreciation and amortization . . . . . . . . . . . . . . . . .              259,000               396,000
Amortization of intangible assets . . . . . . . . . . . . . . .              108,000               119,000
Net gain from sales of restaurants. . . . . . . . . . . . . . .              (11,000)             (173,000)
Changes in assets and liabilities:
(Increase) in accounts receivable . . . . . . . . . . . . . . .             (194,000)             (380,000)
Decrease in food and supplies inventories . . . . . . . . . . .               14,000                52,000
Decrease in other current assets. . . . . . . . . . . . . . . .                1,000                37,000
(Increase) decrease in other assets . . . . . . . . . . . . . .               (6,000)               20,000
Increase (decrease) in accounts payable and accrued liabilities              153,000              (435,000)
(Decrease) in deferred fees and accrued liabilities . . . . . .              (98,000)             (291,000)
                                                                 --------------------  --------------------
Net Cash Provided By (Used For) Operating Activities. . . . . .              351,000              (588,000)
                                                                 --------------------  --------------------

INVESTMENT ACTIVITIES:
Purchase of property and equipment. . . . . . . . . . . . . . .              (73,000)             (289,000)
Proceeds from sales of restaurants. . . . . . . . . . . . . . .               10,000               250,000
Payments received on notes receivable . . . . . . . . . . . . .              424,000                99,000
                                                                 --------------------  --------------------
Cash Provided By Investment Activities. . . . . . . . . . . . .              361,000                60,000
                                                                 --------------------  --------------------

FINANCING ACTIVITIES:
Repayment of debt . . . . . . . . . . . . . . . . . . . . . . .             (374,000)             (573,000)
                                                                 --------------------  --------------------
Cash (Used For) Financing Activities. . . . . . . . . . . . . .             (374,000)             (573,000)
                                                                 --------------------  --------------------

INCREASE (DECREASE) IN CASH . . . . . . . . . . . . . . . . . .              338,000            (1,101,000)

CASH AT BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . .            2,940,000             3,103,000
                                                                 --------------------  --------------------

CASH AT END OF PERIOD . . . . . . . . . . . . . . . . . . . . .  $         3,278,000   $         2,002,000
                                                                 ====================  ====================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest. . . . . . . . . . . . . . . . . . . . .  $           209,000   $           242,000
                                                                 ====================  ====================
Loans to franchisees in connection with sales of restaurants. .  $           190,000   $         1,010,000
                                                                 ====================  ====================
Acquisition of restaurants in exchange for notes receivable . .  $           432,000
                                                                 ====================  ====================





See  accompanying  notes  to  consolidated  financial  statements.


                            MIAMI SUBS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.          BASIS  OF  PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the Company's financial position and results of operations for the periods presented. The financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required for annual financial statements. The financial statements included herein should be read in conjunction with the financial statements presented in the Company's Annual Report on Form 10-K for the year ended May 31, 1997.

Results of operations reported for interim periods are not necessarily indicative of results for the entire fiscal year.


2.          REVENUES  FROM  FRANCHISED  RESTAURANTS


     Revenues  from  franchised  restaurants  consist  of  the  following:


                                        Three Months Ended   Three Months Ended
                                          August 31, 1997      August 31, 1996
                                        -------------------  -------------------
Royalties. . . . . . . . . . . . . . .  $           922,000  $           985,000
Franchise and development fees . . . .              142,000              116,000
Sublease rental income (net) and other               55,000               31,000
                                        -------------------  -------------------
Total. . . . . . . . . . . . . . . . .  $         1,119,000  $         1,132,000
                                        ===================  ===================






     3.                    NOTES  AND  ACCOUNTS  RECEIVABLE


          Notes  and  accounts  receivable  consist  of  the  following:


                                                       Three Months Ended    Three Months Ended
                                                        August 31, 1997         May 31, 1997
                                                      --------------------  --------------------
Notes receivable . . . . . . . . . . . . . . . . . .  $         8,771,000   $         9,437,000
Royalties and other receivables due from franchisees            1,029,000               867,000
Other. . . . . . . . . . . . . . . . . . . . . . . .               82,000                58,000
                                                      --------------------  --------------------
Total. . . . . . . . . . . . . . . . . . . . . . . .            9,882,000            10,362,000
Less allowance for doubtful accounts . . . . . . . .             (281,000)             (289,000)
                                                      --------------------  --------------------
                                                                9,601,000            10,073,000
Less notes receivable due after one year . . . . . .           (7,793,000)           (8,073,000)
                                                      --------------------  --------------------
Notes and accounts receivable-current portion. . . .  $         1,808,000   $         2,000,000
====================================================  ====================  ====================




Notes  receivable  at August 31, 1997, principally result from sales of restaurant businesses to franchisees  and  are generally guaranteed by the purchaser and collateralized by the restaurant businesses  and  assets  sold.  The notes are generally due in monthly installments of principal and  interest,  with  interest  rates  ranging  principally  between  8%  and  12%.




     4.          INCOME  TAXES

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


5.          STOCK  OPTIONS  AND  WARRANTS

At May 31, 1997, there were 4,416,700 stock options outstanding under the Company's stock option plan, of which 2,362,500 of such options subsequently expired. There are currently 2,638,200 options outstanding under the plan. As a result of a repricing of certain options to current market value and grants of 584,000 new options during June 1997, 2,055,500 of such options are exercisable at prices between $ .59 and $ .75 per share (average exercise price of $ .747 per share), and the remaining options outstanding under the plan are exercisable at prices between $2.00 and $3.00 per share (average exercise price of $2.40 per share). In addition to options outstanding under the plan, there are 509,600 additional warrants and options outstanding which are exercisable at prices between $2.00 and $6.00 per share (average exercise price $2.91 per share).



ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION
------------

The Company's revenues are derived principally from operating, franchising, and financing Miami Subs restaurants. Franchise revenues consist principally of initial franchise fees and area development fees, monthly royalty fees, and net sublease rental income. In the normal course of its business, the Company also derives revenues from the sale of restaurants to franchisees, and interest income from financing the sale of restaurants to franchisees.

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

In order to supplement expansion of traditional free-standing restaurants, the Company has continued to focus growth in franchising non-traditional restaurants. Such restaurants are typically smaller and less costly to develop then the traditional free-standing restaurants, and sales at these non-traditional restaurants are typically less than those of traditional restaurants. During the three months ended August 31, 1997, six new non-traditional restaurants were opened by franchisees, and at August 31, 1997, there were 27 non-traditional restaurants in the system.

The Company's ability to achieve and sustain profitability will, among other factors, be dependent on improvement of sales and operating margins in existing Company and franchised restaurants, successful expansion of its franchise base, its ability to control future operating costs, and the successful operation of existing and new restaurants on a profitable basis.

The Company's fiscal year ends on May 31. The results of operations for the three months ended August 31, 1997 are not necessarily indicative of the results that may be expected for the Company's fiscal year.

During  the  three  months ended August 31, 1997, seven franchised restaurants opened  (of  which six were non-traditional restaurants), and three franchised
restaurants  closed.    In  addition,  the  Company  sold/transferred  two
Company-operated restaurants to franchisees, and reacquired two restaurants from former franchisees in exchange for notes receivable due to the Company. At August 31, 1997, there were 191 restaurants in the system, consisting of 17 Company operated restaurants and 174 franchised restaurants. At August 31, 1996, there were 178 restaurants in the system, consisting of 32 Company operated restaurants and 146 franchised restaurants.

COMPARISON  OF  THREE  MONTHS  ENDED  AUGUST  31,  1997  TO  AUGUST  31,  1996

Total  Revenues
---------------

Principally as a result of the planned sale of Company restaurants to franchisees since the first quarter of last year and a resulting reduction in the number of Company operated restaurants, total Company revenues declined 41% to $6.2 million in the first quarter of the current year, as compared to $10.5 million in the first quarter of the prior year.

Restaurant  Sales
-----------------

The Company's total restaurant sales decreased approximately 47% to $4.8 million in the current quarter, as compared to $9.1 million in the prior year quarter. The decrease in sales resulted principally from the sale of Company operated restaurants to franchisees since August 1996, resulting in a reduction in the number of Company operated restaurants from 32 at August 31, 1996, to 17 at August 31, 1997.

"Same-store-sales" in Company operated restaurants (which is computed for restaurants open since December 1995 and operated by the Company for the current and prior year quarters) declined by approximately 6.4% in the current quarter. To address the decline in same-store-sales, average unit volumes and lower guest counts that the Company's restaurants have been experiencing, and in response to aggressive advertising and lower pricing of the major fast food chains, in March 1997 the Company made a strategic change in its marketing strategy, and revised its pricing structure and menu. At the same time, the Company ceased the extensive use of couponing in its restaurants. The Company also began a test of certain operational and marketing changes to increase guest counts and become more competitive on price points with other fast-food operators, and began a major system-wide program to bring all restaurants up to current standards and image. During this test period and throughout most of the first quarter of the current year, system-wide advertising and
marketing  activities  were  essentially  placed  on  hold.    The  Company's
initiatives to date have included an integrated program to address image improvements to restaurants, crew and manager training and retraining, sales and customer service incentives, an introduction of new lower-priced products and lower prices on certain existing products, and new local-store marketing programs. Following the test period and introduction of the changes to the system, the Company recommenced radio and print advertising at the end of the current quarter. There can be no assurance that these recent efforts will ultimately be successful in reversing the same-store-sales trends or increasing unit volumes.

At August 31, 1997, Company operated restaurants were located in Florida (10); Texas (6), and New York (1). The Company currently plans to sell to franchisees up to nine of these restaurants. However, there can be no assurance that any such sales will be consummated at terms acceptable to the Company.

Revenues  From  Franchised  Restaurants
---------------------------------------

Revenues from franchised restaurants amounted to $1,119,000 in the current quarter, as compared to $1,132,000 in the prior year quarter.

In the current year's first quarter, seven franchised restaurants opened (of which 6 were non-traditional restaurants), the Company sold/transferred two restaurants to franchisees, and three franchised restaurants closed. Royalty income in the current quarter amounted to $922,000, as compared to $985,000 in the prior year quarter. Although the number of franchised restaurants have increased, a decrease of approximately 10.4% in "same-store-sales" at franchised restaurants (which is computed for franchised restaurants open since December 1995), lower average unit sales at franchised restaurants, and the non-payment and non-accrual of royalty fees due from franchisees adversely affected royalty income in the current year's first quarter. At August 31, 1997, approximately 15% of franchised units have been granted a temporary waiver from paying royalty fees, and royalty fees were not paid or accrued on 22% of certain other franchised units due to delinquency in the payment of royalties to the Company.

As discussed in "Restaurant Sales" above, by the end of the current quarter the Company had initiated throughout the system significant and strategic changes to its marketing strategy, pricing structure, and menu, and recommenced radio and print advertising at the end of the current quarter in order to improve guest counts and unit sales in the restaurants and become more competitive on price points with other fast-food operators. There can be no assurance that these initiatives will ultimately be successful in reversing the same store sales trends, increasing unit volumes, or improving restaurant profitability.

System-Wide  Sales
------------------

System-wide sales, which includes sales from Company operated and franchised restaurants, amounted to approximately $37.8 million in the current quarter, as compared to $40.0 million in the prior year quarter. The decrease in system-wide sale reflects a decline in "same store sales" for both Company operated and franchised units (which is computed for restaurants open since December 1995) of approximately 10.1% in the current quarter, the increased number of non-traditional restaurants in the system which typically have lower sales volumes than traditional restaurants, and continuation of intense industry-wide competition and aggressive price discounting and marketing by large national chains.

As discussed in "Restaurant Sales" above, by the end of the current quarter the Company had initiated throughout the system significant and strategic changes to its marketing strategy, pricing structure, and menu, and recommenced radio and print advertising in order to improve unit sales in the restaurants and become more competitive on price points with other fast-food operators. There can be no assurance that these initiatives will ultimately be successful in reversing the same store sales trends, increasing unit volumes, or improving restaurant profitability.

Net  Gain  From  Sales  of  Restaurants
---------------------------------------

As a part of the Company's current strategy to focus future growth and operations in franchising restaurants, the Company sold/transferred two restaurants to franchisees during the first quarter of the current year. Four Company restaurants were sold to franchisees in the year earlier quarter. Gains on the sale of restaurants are dependent on the Company's basis in and the overall performance of such units. Gains realized are recorded as income when the sales are consummated and other conditions are met, including the adequacy of the down payment and the completion by the Company of its obligations under the contracts. Losses on the sale of restaurants are recognized at the time of sale. Total deferred gains on the sales of restaurants amounted to $827,000 at August 31, 1997. Although the Company intends to sell other existing Company operated restaurants in the future, there can be no assurance that any such sales will be consummated on terms acceptable to the Company or that gains will be realized.


Interest  Income
----------------

In connection with its strategy of focusing growth in franchising restaurants, the Company has sold restaurants to franchisees and provided financing for such sales. Principally as a result of the increase in notes receivable from such sales, interest income increased to $197,000 in the current quarter, as compared to $116,000 in the year earlier quarter. The Company currently plans to sell additional restaurants to franchisees, and it is expected that such sales, when and if consummated, will also be financed by the Company.

Restaurant  Operating  Costs
----------------------------

Restaurant operating costs in Company operated restaurants amounted to $4.6 million or 95.2% of sales in the current quarter, as compared to $8.2 million or 91.1% of sales in last year's first quarter. The increase in restaurant operating costs as a percent of sales in the current quarter reflects higher food and paper costs as a result of the lower prices currently being offered in the restaurants, higher labor costs as the Company has increased staffing in order to improve customer service, and also reflects the impact of lower average unit volumes, especially in certain units that are held for sale.

General,  Administrative  and  Franchise  Costs
-----------------------------------------------

General, administrative and franchise costs amounted to $900,000 or 14.5% of total revenue in the current quarter, as compared to approximately $1.5 million or 13.9% of total revenue in the prior year quarter.

During the second half of the prior year, the Company eliminated certain administrative and support positions, implemented a reduction in office/administration facilities, and took other cost control measures which resulted in a 39% decrease in such costs as compared to the year earlier level. The Company is maintaining strict cost controls in all areas of its business, and does not currently expect any significant increases to current levels.

Depreciation  and  Amortization
-------------------------------

Depreciation and amortization decreased in the current quarter due to the reduction in the number of restaurants operated by the Company in the current quarter as compared to the year earlier period. At August 31, 1997, the Company operated 17 restaurants as compared to 32 restaurants at August 31, 1996.

Interest  Expense
-----------------

Interest expense decreased to $208,000 in the current quarter, as compared to $243,000 in the prior year quarter, principally reflecting lower average debt levels outstanding in the current quarter.

Provision  for  Income  Taxes
-----------------------------

The Company's federal income tax returns for fiscal years 1991 through 1995, inclusive, have been examined by the Internal Revenue Service and an examination of fiscal year 1996 is in process. The IRS has issued a report for the years 1991 through 1995 reflecting substantial adjustments which the Company and its outside counsel are currently reviewing. Based on the preliminary review of the report, a substantial portion of the Company's net operating loss carryovers may be absorbed by the proposed adjustments. Accordingly, in the quarter ended August 31, 1997, the Company provided for estimated income taxes on the current operating results.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

During the first quarter of the current year, the Company's principal sources of cash were from principal payments received on notes receivable of $424,000, and from operating activities totaling $351,000. The Company's principal uses of cash in the current quarter were for scheduled debt repayments and payoffs of $374,000, and property renovations and improvements of $73,000. Cash and cash equivalents at August 31, 1997, amounted to $3,278,000 (which includes unexpended marketing fund contributions of $1,133,000), as compared to $2,940,000 (including $683,000 in unexpended marketing fund contributions) at May 31, 1997, and $2,002,000 (including $565,000 in unexpended marketing fund contributions) at August 31, 1996. At August 31, 1997, the Company's working capital deficiency was $1,085,000, as compared to $1,120,000 at May 31, 1997, and $1,808,000 one year ago. The Company has been able to operate with a working capital deficiency because restaurant operations are conducted primarily on a cash basis, rapid turnover and frequent deliveries allow a limited investment in inventories, and accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

Due to the high cost of suitable real estate and sites, the intense competition in the industry, and the Company's strategy of focusing on franchising, the Company does not currently plan to develop new Company restaurants in fiscal year 1998. Accordingly, in addition to scheduled debt maturities/repayments for the remainder of fiscal year 1998 of approximately $1,325,000, the Company's capital requirements for the balance of the current fiscal year relate primarily to necessary or required capital improvements to existing restaurants and certain enhancements to corporate and restaurant management information systems. Such capital expenditures will be made as required, and will take into consideration the Company's current liquidity and working capital positions, as well as anticipated future cash flows from operations and other sources.

In connection with its strategy of focusing future growth in franchising restaurants, the Company has sold restaurants to franchisees and provided financing for such sales. Notes receivable, which amounted to $8.8 million at August 31, 1997 (of which approximately $978,000 is due within one year), principally consist of 36 notes arising from the sale of restaurants to franchisees. Eight of these notes were delinquent at August 31, 1997, and during the current quarter, the Company reacquired two restaurants from former franchisees in exchange for notes receivable. In certain cases, the Company has instituted proceedings for the collection of such delinquent notes, which may result in the reacquisition of the restaurant by the Company. The Company currently plans to sell additional restaurants to franchisees, and it is expected that such sales, when and if consummated, will also be financed by the Company.

As a result of fewer restaurants operated by the Company and a decline in same-store-sales, the Company's total revenues declined by 41% in the current quarter as compared to the year earlier quarter. The Company currently plans to sell to franchisees up to nine of the restaurants that it operated at August 31, 1997. If the Company consummates the sale of additional planned restaurants, the Company's future total revenues would decline.

The Company expects that competition in the quick-service restaurant industry will continue to be intense and will remain so in the foreseeable future, resulting in continued pressure on sales and restaurant operating profit. Accordingly, continued emphasis will be placed on franchising non-traditional restaurants and certain of the Company's existing restaurants, improving the performance of Company and franchised restaurants, developing new products, enhancing the effectiveness of marketing programs, and overall improvement and possible refinements to the entire system. The Company's ability to achieve and sustain profitability and improve cash flow and liquidity, will, among other factors, be dependent on improvement of sales and operating margins in existing Company and franchised restaurants, successful expansion of its franchise base, its ability to control future operating costs, and the successful operation of existing and new restaurants on a profitable basis.

Seasonality
-----------

The Company does not expect seasonality to affect its operations in a materially adverse manner. However, the Company's restaurant sales during its first and fourth fiscal quarters have historically been higher that its second and third quarters.




PART  II.    OTHER  INFORMATION

ITEM  L.    LEGAL  PROCEEDINGS

Reference is made to Part I, Item 3, Legal Proceedings, in the Company's Annual Report on Form
10-K for the fiscal year ended May 31, 1997 for a description of certain legal proceedings involving the Company. Since May 31, 1997, there have been no material developments in these legal proceedings.

ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)        Exhibits.
           --------

          NONE

(b)        Reports  on  Form  8-K
           ----------------------

     NONE

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               MIAMI SUBS CORPORATION



Date:  October 8, 1997                         By:/s/  Jerry W. Woda
       ---------------                            --------------------
                                                  JERRY W. WODA
                                                  Senior Vice President,
                                                  Chief Financial Officer, and
                                                  Principal Accounting Officer