Form 10-Q
period 1997-11-30
MIAMI SUBS CORP
filed 1998-01-09
CIK 875174

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
          (Mark  One)
          [  X  ]          QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(D)
               OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

               For  the  quarterly  period  ended NOVEMBER  30,  1997
                                                  -------------------

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

                                Yes    X     No
                                      ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                                Outstanding at January 7,  1998
          -----                                -------------------------------
 Common  Stock,  $.01  par  value                                   28,244,340




PART  I.    FINANCIAL  INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS.

                                                MIAMI SUBS CORPORATION
                                              CONSOLIDATED BALANCE SHEETS
                                                      (UNAUDITED)



                                                                                           November 30,     May 31,
ASSETS                                                                                         1997           1997
----------------------------------------------------------------------------------------  --------------  ------------
CURRENT ASSETS
Cash and cash equivalents (including unexpended marketing fund contributions of. . . . .  $   2,989,000   $ 2,940,000
  $951,000 and $683,000, respectively)
Notes and accounts receivable (net of allowances for uncollectible accounts of $244,000.      1,831,000     2,000,000
  and $289,000, respectively)
Food and supplies inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        180,000       192,000
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        168,000       191,000
Total Current Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,168,000     5,323,000

Notes receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      7,901,000     8,073,000
Property and equipment - net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     11,224,000    11,500,000
Intangible assets - net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      6,921,000     7,128,000
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        426,000       457,000

TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  31,640,000   $32,481,000

LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------
CURRENT LIABILITIES
Accounts payable and accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . .  $   4,587,000   $ 4,737,000
Current portion of notes payable and capitalized lease obligations . . . . . . . . . . .      1,243,000     1,706,000
Total Current Liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,830,000     6,443,000

Long-term portion of notes payable and capitalized lease obligations . . . . . . . . . .      6,070,000     6,288,000
Deferred franchise fees and other deferred income. . . . . . . . . . . . . . . . . . . .      1,806,000     2,088,000
Accrued liabilities and other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,159,000     2,154,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; authorized 50,000,000 shares; 28,244,340
  shares outstanding . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        283,000       283,000
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     24,565,000    24,565,000
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (7,466,000)   (7,733,000)
                                                                                             17,382,000    17,115,000
Note receivable from sale of stock . . . . . . . . . . . . . . . . . . . . . . . . . . .       (563,000)     (563,000)
Treasury stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,044,000)   (1,044,000)
Total Shareholders' Equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     15,775,000    15,508,000

TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  31,640,000   $32,481,000
----------------------------------------------------------------------------------------  --------------  ------------




See  accompanying  notes  to  consolidated  financial  statements.



                                               MIAMI SUBS CORPORATION
                                          CONSOLIDATED STATEMENTS OF INCOME
                                                     (UNAUDITED)


                                                                            Three Months Ended   Three Months Ended
                                                                               November 30,         November 30,
REVENUES                                                                           1997                 1996
--------------------------------------------------------------------------  -------------------  -------------------
Restaurant sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         4,354,000  $         7,369,000
Revenues from franchised restaurants . . . . . . . . . . . . . . . . . . .            1,215,000            1,088,000
Net gain from sales of restaurants . . . . . . . . . . . . . . . . . . . .                5,000              484,000
Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              190,000              140,000
Other revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               83,000               38,000
                                                                            -------------------  -------------------
Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            5,847,000            9,119,000
                                                                            -------------------  -------------------

EXPENSES
--------------------------------------------------------------------------
Restaurant operating costs (including lease costs paid to Kavala, Inc. of
  $42,000 and $29,000, respectively) . . . . . . . . . . . . . . . . . . .            4,251,000            6,902,000
General, administrative and franchise costs. . . . . . . . . . . . . . . .              819,000            1,351,000
Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . .              361,000              480,000
Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              198,000              229,000
                                                                            -------------------  -------------------
Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            5,629,000            8,962,000
                                                                            -------------------  -------------------

Income before provision for income taxes . . . . . . . . . . . . . . . . .              218,000              157,000
Provision for income taxes . . . . . . . . . . . . . . . . . . . . . . . .               76,000                    -
                                                                            -------------------  -------------------
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $           142,000  $           157,000
                                                                            -------------------  -------------------

Net income per common share and common share equivalents . . . . . . . . .  $               .01  $               .01
                                                                            ===================  ===================

Weighted average number of common share and common share
  equivalents outstanding. . . . . . . . . . . . . . . . . . . . . . . . .           27,119,000           28,249,000
                                                                            ===================  ===================












See  accompanying  notes  to  consolidated  financial  statements.



                                             MIAMI SUBS CORPORATION
                                        CONSOLIDATED STATEMENTS OF INCOME
                                                   (UNAUDITED)


                                                                            Six Months Ended   Six Months Ended
                                                                              November 30,       November 30,
REVENUES                                                                          1997               1996
--------------------------------------------------------------------------  -----------------  -----------------
Restaurant sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       9,132,000  $      16,422,000
Revenues from franchised restaurants . . . . . . . . . . . . . . . . . . .          2,355,000          2,220,000
Net gain from sales of restaurants . . . . . . . . . . . . . . . . . . . .             16,000            657,000
Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            387,000            256,000
Other revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            175,000             99,000
                                                                            -----------------  -----------------
Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         12,065,000         19,654,000
                                                                            -----------------  -----------------

EXPENSES
--------------------------------------------------------------------------
Restaurant operating costs (including lease costs paid to Kavala, Inc. of
  $83,000 and $70,000, respectively) . . . . . . . . . . . . . . . . . . .          8,801,000         15,145,000
General, administrative and franchise costs. . . . . . . . . . . . . . . .          1,719,000          2,818,000
Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . .            729,000            995,000
Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            406,000            472,000
                                                                            -----------------  -----------------
Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         11,655,000         19,430,000
                                                                            -----------------  -----------------

Income before provision for income taxes . . . . . . . . . . . . . . . . .            410,000            224,000
Provision for income taxes . . . . . . . . . . . . . . . . . . . . . . . .            143,000                  -
                                                                            -----------------  -----------------
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         267,000  $         224,000
                                                                            =================  =================

Net income per common share and common share equivalents . . . . . . . . .  $             .01  $             .01
                                                                            =================  =================

Weighted average number of common share and common share
  equivalents outstanding. . . . . . . . . . . . . . . . . . . . . . . . .         27,119,000         28,250,000
                                                                            =================  =================












See  accompanying  notes  to  consolidated  financial  statements.


                                                MIAMI SUBS CORPORATION
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (UNAUDITED)




                                                                                Six Months Ended    Six Months Ended
                                                                                  November 30,        November 30,
OPERATING ACTIVITIES:                                                                 1997                1996
                                                                               ------------------  ------------------
Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         267,000   $         224,000
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . .            510,000             762,000
Amortization of intangible assets . . . . . . . . . . . . . . . . . . . . . .            219,000             233,000
Net gain from sales of restaurants. . . . . . . . . . . . . . . . . . . . . .            (16,000)           (657,000)
Changes in assets and liabilities:
(Increase) in accounts receivable . . . . . . . . . . . . . . . . . . . . . .           (316,000)           (635,000)
Decrease in food and supplies inventories . . . . . . . . . . . . . . . . . .             12,000              74,000
Decrease (increase) in other current assets . . . . . . . . . . . . . . . . .             23,000             (17,000)
Decrease in other assets. . . . . . . . . . . . . . . . . . . . . . . . . . .             19,000              53,000
(Decrease) in accounts payable and accrued liabilities. . . . . . . . . . . .           (150,000)           (627,000)
(Decrease) in deferred fees and accrued liabilities . . . . . . . . . . . . .           (257,000)           (206,000)
Net Cash Provided By (Used For) Operating Activities. . . . . . . . . . . . .            311,000            (796,000)

INVESTMENT ACTIVITIES:
Purchase of property and equipment. . . . . . . . . . . . . . . . . . . . . .           (171,000)           (381,000)
Proceeds from sales of restaurants. . . . . . . . . . . . . . . . . . . . . .             20,000             650,000
Payments received on notes receivable . . . . . . . . . . . . . . . . . . . .            570,000             246,000
Cash Provided By Investment Activities. . . . . . . . . . . . . . . . . . . .            419,000             515,000

FINANCING ACTIVITIES:
Repayment of debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (681,000)           (879,000)
Cash (Used For) Financing Activities. . . . . . . . . . . . . . . . . . . . .           (681,000)           (879,000)

INCREASE (DECREASE) IN CASH . . . . . . . . . . . . . . . . . . . . . . . . .             49,000          (1,160,000)

CASH AT BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . .          2,940,000           3,103,000

CASH AT END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       2,989,000   $       1,943,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         407,000   $         474,000
=============================================================================  ==================  ==================
Loans to franchisees in connection with sales of restaurants. . . . . . . . .  $         345,000   $       2,067,000
=============================================================================  ==================  ==================
Acquisition of restaurants in exchange for notes receivable . . . . . . . . .  $         432,000
=============================================================================  ==================  ==================





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

2.          REVENUES  FROM  FRANCHISED  RESTAURANTS

     Revenues  from  franchised  restaurants  consist  of  the  following:



                                         Three Months Ended   Three Months Ended
                                            November 30,         November 30,
                                                1997                 1996
                                         -------------------  -------------------
Royalties . . . . . . . . . . . . . . .  $           885,000  $           915,000
Franchise and development fees. . . . .               94,000              137,000
Sublease rental income (net). . . . . .               46,000               36,000
Cancellation of development agreements.              190,000                    -
                                         -------------------  -------------------
Total . . . . . . . . . . . . . . . . .  $         1,215,000  $         1,088,000
---------------------------------------  ===================  ===================








                                         Six Months Ended   Six Months Ended
                                           November 30,       November 30,
                                               1997               1996
                                         -----------------  -----------------
Royalties . . . . . . . . . . . . . . .  $       1,807,000  $       1,900,000
Franchise and development fees. . . . .            246,000            253,000
Sublease rental income (net). . . . . .            112,000             67,000
Cancellation of development agreements.            190,000                  -
                                         -----------------  -----------------
Total . . . . . . . . . . . . . . . . .  $       2,355,000  $       2,220,000
                                         =================  =================






3.                    NOTES  AND  ACCOUNTS  RECEIVABLE

          Notes  and  accounts  receivable  consist  of  the  following:



                                                       November 30,     May 31,
                                                           1997           1997
                                                      --------------  ------------
Notes receivable . . . . . . . . . . . . . . . . . .  $   8,886,000   $ 9,437,000
Royalties and other receivables due from franchisees      1,025,000       867,000
Other. . . . . . . . . . . . . . . . . . . . . . . .         65,000        58,000
                                                      --------------  ------------
Total. . . . . . . . . . . . . . . . . . . . . . . .      9,976,000    10,362,000
Less allowance for doubtful accounts . . . . . . . .       (244,000)     (289,000)
                                                      --------------  ------------
                                                          9,732,000    10,073,000
Less notes receivable due after one year . . . . . .     (7,901,000)   (8,073,000)
                                                      --------------  ------------
Notes and accounts receivable-current portion. . . .  $   1,831,000   $ 2,000,000
====================================================  ==============  ============




Notes receivable principally result from sales of restaurant businesses to franchisees and are generally guaranteed by the purchaser and collateralized by the restaurant businesses and assets sold. The notes are generally due in monthly installments of principal and interest, with interest rates ranging principally between 8% and 12%.

     4.          INCOME  TAXES

The Company's federal income tax returns for fiscal years 1991 through 1996, inclusive, have been examined by the Internal Revenue Service and the IRS has issued reports for such years reflecting substantial adjustments to previously filed tax returns. The Company, through its outside counsel, has appealed many of the proposed adjustments. If the Company is not successful in its appeal, the Company's net operating loss carryovers would be substantially absorbed by the proposed adjustments and significant amounts of additional taxes and penalties would be due. The Company is unable at this time to determine the ultimate potential impact of the proposed adjustments on the carryovers and on its overall tax liability.

5.          STOCK  OPTIONS  AND  WARRANTS

At May 31, 1997, there were 4,416,700 stock options outstanding under the Company's stock option plan, of which 2,362,500 of such options subsequently expired. There are currently 2,638,200 options outstanding under the plan. As a result of a repricing of certain options to current market value and grants of 584,000 new options during June 1997, 2,055,500 of the currently outstanding options are exercisable at prices between $ .59 and $ .75 per share (average exercise price of $ .747 per share), and the remaining options outstanding under the plan are exercisable at prices between $2.00 and $3.00 per share (average exercise price of $2.40 per share). In addition to options outstanding under the plan, there are 509,600 additional warrants and options outstanding which are exercisable at prices between $2.00 and $6.00 per share (average exercise price $2.91 per share).



ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION
------------

The Company's revenues are derived principally from operating, franchising, and financing Miami Subs restaurants. Franchise revenues consist principally of initial franchise fees and area development fees, royalty fees, and sublease rental income, which is presented in the financial statements net of direct lease expenses. In the normal course of its business, the Company also derives income from the sale of restaurants to franchisees, and interest income from financing the sale of restaurants to franchisees.

Restaurant operating costs include food and paper costs, direct restaurant labor and benefits, marketing fees and costs, and all other direct costs associated with operating the Company's restaurants. General, administrative and franchise costs relate both to Company operated restaurants and the Company's franchising operations.

The Company's revenues and expenses are directly affected by the number, sales volumes, and profitability of its Company operated restaurants. Revenues, and to a lesser extent expenses, are also affected by the number and sales volumes of franchised restaurants. Initial franchise fees and any gain on sales of restaurants are directly affected by the number of restaurants opened by franchisees, and the number, price and cost of Company restaurants sold to franchisees during the period.

Since the first quarter of the prior year, the Company has embarked upon a strategy aimed at expanding its franchise system, which has included the sale to franchisees of many Company-operated restaurants. As a result of this strategy, the Company has reduced the number of Company operated restaurants from 28 at November 30, 1996, to 15 at November 30, 1997. As a result of this conversion from Company to franchise operations, the Company's restaurant sales and total revenues have declined significantly from prior periods.

In order to supplement its growth of traditional free-standing restaurants, the Company has continued to focus growth on franchising non-traditional restaurants. Such restaurants are typically smaller and less costly to develop then the traditional free-standing restaurants, and sales at these non-traditional restaurants are typically less than those of traditional
restaurants.    During  the  six  months  ended  November  30,  1997,  9  new non-traditional restaurants were opened by franchisees, and at November 30, 1997, there were 30 non-traditional restaurants in the system.

Although the Company has recently achieved a level of profitability, the Company's ability to sustain profitability in the future will, among other factors, be dependent on improvement of sales and operating margins in existing Company and franchised restaurants, sustaining and improving the collection of royalty fees, note payments, and lease obligations due to the Company from franchisees, successful expansion of its franchise base, its ability to control future operating costs, and the successful operation of existing and new restaurants on a profitable basis.

The Company's fiscal year ends on May 31. The results of operations for the three and six months ended November 30, 1997 are not necessarily indicative of the results that may be expected for the Company's fiscal year.


During  the  six  months  ended  November  30, 1997, 13 franchised restaurants opened  (of  which  9  were  non-traditional  restaurants), and six franchised restaurants and one Company restaurant closed. In addition, the Company sold/transferred three Company-operated restaurants to franchisees, and reacquired two restaurants from former franchisees in exchange for outstanding notes payable to the Company. At November 30, 1997, there were 193 restaurants in the system, consisting of 15 Company operated restaurants and 178 franchised restaurants. At November 30, 1996, there were 181 restaurants in the system, consisting of 28 Company operated restaurants and 153 franchised restaurants.

COMPARISON  OF  THREE  MONTHS  ENDED  NOVEMBER  30,  1997 TO NOVEMBER 30, 1996
------------------------------------------------------------------------------

Total  Revenues
---------------

Principally as a result of the conversion from Company to franchise operations and resulting sales of Company restaurants to franchisees, total Company revenues declined 36% to $5.8 million in the second quarter of the current year, as compared to $9.1 million in the second quarter of the prior year.

Restaurant  Sales
-----------------

The Company's total restaurant sales decreased approximately 41% to $4.4 million in the current quarter, as compared to $7.4 million in the prior year quarter. The decrease in sales resulted principally from the sale of Company operated restaurants to franchisees, resulting in a reduction in the number of Company operated restaurants from 28 at November 30, 1996, to 15 at November 30, 1997.

"Same-store-sales" in Company operated restaurants (computed for those restaurants which have been open 18 months or more at the beginning of the quarter) declined by approximately 4.6% in the current quarter (an improvement from (6.4)% in the first quarter of the current year). To address the decline in same-store-sales, average unit volumes and lower guest counts that the Company's restaurants have been experiencing, and in response to aggressive advertising and lower pricing of the major fast food chains, in March 1997 the Company made a strategic change in its marketing strategy, and revised its pricing structure and menu. At the same time, the Company ceased the extensive use of couponing in its restaurants. The Company also began a test of certain operational and marketing changes to increase guest counts and become more competitive on price points with other fast-food operators, and began a system-wide program to bring all restaurants up to current standards and image. During this test period, system-wide advertising and marketing activities were placed on hold. The Company's initiatives to date have included an integrated program to address image improvements to restaurants, crew and manager training and retraining, sales and customer service incentives, an introduction of new lower-priced products and lower prices on certain existing products, and new local-store marketing programs. Following the test period and introduction of the changes to the system, the Company recommenced radio and print advertising in August 1997. As a result of these changes, many of the Company's restaurants located in its core Florida market, have recently experienced an increase in guest counts and improved sales. However, as a result of the lower check average resulting from lower priced products, overall sales to date, although improved, continue to be lower than comparable sales in the year earlier period. There can be no assurance that these recent efforts will ultimately be successful in reversing the same-store-sales trends or significantly increasing unit volumes.

At  November  30,  1997,  Company operated restaurants were located in Florida
(8); Texas (6), and New York (1). The Company currently plans to sell to franchisees up to seven of these restaurants. However, there can be no assurance that any such sales will be consummated at terms acceptable to the Company.

Revenues  From  Franchised  Restaurants
---------------------------------------

Revenues from franchised restaurants amounted to $1,215,000 in the current quarter, as compared to $1,088,000 in the prior year quarter.

In the current year's second quarter, six franchised restaurants opened (of which three were non-traditional restaurants), the Company sold/transferred one restaurant to a franchisee, and three franchised restaurants closed.
Royalty income in the current quarter amounted to $885,000, as compared to $915,000 in the prior year quarter. Although the number of franchised restaurants have increased, a decrease of approximately 8.0% in "same-store-sales" at franchised restaurants (computed for franchised restaurants which have been open 18 months or more at the beginning of the quarter), lower average unit sales, and the non-payment and non-accrual of royalty fees due from franchisees adversely affected royalty income in the current quarter. At November 30, 1997, approximately 21% of franchised units have been granted a temporary reduction or waiver from paying royalty fees, and royalty fees were not paid or accrued on 17% of certain other franchised units due to delinquency in the payment of royalties to the Company.

As discussed in "Restaurant Sales" above, by the end of the first quarter of the current year, the Company had initiated throughout the franchise system significant and strategic changes to its marketing strategy, pricing structure and menu, and recommenced radio and print advertising in order to improve guest counts and unit sales in the restaurants and become more competitive on price points with other fast-food operators. Although recent sales results have shown improvement, overall franchised sales continue to be lower than comparable sales in the year earlier period. There can be no assurance that these recent efforts will ultimately be successful in reversing the same store sales trends, increasing unit volumes, or improving restaurant profitability.

Included in franchise fee income in the current quarter was $190,000 resulting from the termination of an area development agreement. No such income was recognized in the year earlier period.

System-Wide  Sales
------------------

System-wide sales, which includes sales from Company operated and franchised restaurants, amounted to approximately $35.9 million in the current quarter, as compared to $36.3 million in the prior year quarter. The decrease in system-wide sale reflects a decline in "same store sales" for both Company operated and franchised restaurants of approximately 7.3% in the current quarter (an improvement from (10.1)% in the first quarter of the current year), the increased number of non-traditional restaurants in the system which typically have lower sales volumes than traditional restaurants, and continuation of intense industry-wide competition and aggressive price discounting and marketing by large national chains.

As discussed in "Restaurant Sales" above, by the end of the first quarter of the current year, the Company had initiated throughout the system significant and strategic changes to its marketing strategy, pricing structure and menu, and recommenced radio and print advertising in order to improve unit sales in the restaurants and become more competitive on price points with other fast-food operators. Although recent sales results have shown improvement, overall system-wide unit sales continue to be lower than comparable sales in the year earlier period. There can be no assurance that these recent efforts will ultimately be successful in reversing the same store sales trends, increasing unit volumes, or improving restaurant profitability.

Net  Gain  From  Sales  of  Restaurants
---------------------------------------
As a part of the Company's strategy to focus future growth and operations in franchising, the Company sold one restaurant to a franchisee during the second quarter of the current year. Four Company restaurants were sold to franchisees in the year earlier quarter. Gains on the sale of restaurants are dependent on the Company's basis in and the overall performance of such units. Gains realized are recorded as income when the sales are consummated and other conditions are met, including the adequacy of the down payment and the completion by the Company of its obligations under the contracts. Losses on the sale of restaurants are recognized at the time of sale. At November 30, 1997, total deferred gains from the sales of restaurants amounted to $853,000, and notes receivable from the sale of restaurants totaled approximately $8.7 million. Although the Company intends to sell other existing Company operated restaurants in the future, there can be no assurance that any such sales will be consummated on terms acceptable to the Company or that gains will be realized.

Interest  Income
----------------

In connection with its strategy of focusing growth and operations in franchising, the Company has sold restaurants to franchisees and provided financing for such sales. Principally as a result of the increase in notes receivable from such sales, interest income increased to $190,000 in the current quarter, as compared to $140,000 in the year earlier quarter. The Company currently plans to sell additional restaurants to franchisees, and it is expected that such sales, when and if consummated, will also be financed by the Company.

Restaurant  Operating  Costs
----------------------------

Restaurant operating costs in Company operated restaurants amounted to $4.3 million or 97.6% of sales in the current quarter, as compared to $6.9 million or 93.7% of sales in the prior year quarter. The increase in restaurant operating costs as a percent of sales in the current quarter reflects higher food and paper costs as a result of the lower prices currently being offered in the restaurants, higher labor costs as the Company has increased staffing in order to improve customer service, and also reflects the impact of lower average unit volumes, especially in certain units that are held for sale.

General,  Administrative  and  Franchise  Costs
-----------------------------------------------

General, administrative and franchise costs amounted to $819,000 or 14.0% of total revenue in the current quarter, as compared to approximately $1.4 million or 14.8% of total revenue in the prior year quarter.

During the second half of the prior year, the Company eliminated certain administrative and support positions, implemented a reduction in office/administration facilities, and took other cost control measures which have resulted in an approximate 30% decrease in recurring operating costs as compared to the year earlier level. Costs in the current quarter also reflect certain non-recurring reductions to expenses totaling approximately $125,000. The Company is maintaining strict cost controls in all areas of its business, and does not currently expect any significant increases to current levels.

Depreciation  and  Amortization
-------------------------------

Depreciation and amortization decreased in the current quarter due to the reduction in the number of restaurants operated by the Company in the current quarter as compared to the year earlier period. At November 30, 1997, the Company operated 15 restaurants as compared to 28 restaurants at November 30, 1996.
Interest  Expense
-----------------

Interest expense decreased to $198,000 in the current quarter, as compared to $229,000 in the prior year quarter, principally reflecting lower average debt levels outstanding in the current quarter.

Provision  for  Income  Taxes
-----------------------------

The Company's federal income tax returns for fiscal years 1991 through 1996, inclusive, have been examined by the Internal Revenue Service and the IRS has issued reports for such years reflecting substantial adjustments to previously filed tax returns. The Company, through its outside counsel, has appealed many of the proposed adjustments. If the Company is not successful in its appeal, the Company's net operating loss carryovers would be substantially absorbed by the proposed adjustments and significant amounts of additional taxes and penalties would be due. Due to the possible loss of net operating loss carryovers, the Company is providing for estimated income taxes on its current operating results.

COMPARISON  OF  SIX  MONTHS  ENDED  NOVEMBER  30,  1997  TO  NOVEMBER 30, 1996
------------------------------------------------------------------------------

Total  Revenues
---------------

Principally as a result of the conversion from Company to franchise operations and resulting sales of Company restaurants to franchisees, total Company revenues declined approximately 39% to $12.1 million in the first half of the current year, as compared to $19.7 million in the first half of the prior year.

Restaurant  Sales
-----------------

The Company's total restaurant sales decreased approximately 44% to $9.1 million in the current six month period, as compared to $16.4 million in the prior year six month period. The decrease in sales resulted principally from the sale of Company operated restaurants to franchisees, resulting in a reduction in the number of Company operated restaurants from 28 at November 30, 1996, to 15 at November 30, 1997.

"Same-store-sales" in Company operated restaurants (computed for those restaurants which have been open 18 months or more at the beginning of the year) declined by approximately 5.0% in the current period. To address the decline in same-store-sales, average unit volumes and lower guest counts that the Company's restaurants have been experiencing, and in response to aggressive advertising and lower pricing of the major fast food chains, in March 1997 the Company made a strategic change in its marketing strategy, and revised its pricing structure and menu. At the same time, the Company ceased the extensive use of couponing in its restaurants. The Company also began a test of certain operational and marketing changes to increase guest counts and become more competitive on price points with other fast-food operators, and began a system-wide program to bring all restaurants up to current standards and image. During this test period and throughout most of the first quarter of the current year, system-wide advertising and marketing activities were essentially placed on hold. The Company's initiatives to date have included an integrated program to address image improvements to restaurants, crew and manager training and retraining, sales and customer service incentives, an introduction of new lower-priced products and lower prices on certain existing products, and new local-store marketing programs. Following the test period and introduction of the changes to the system, the Company recommenced radio and print advertising in August 1997. As a result of these changes, many of the Company's restaurants located in its core Florida market, have recently experienced an increase in guest counts and improved sales. However, as a result of the lower check average resulting from lower priced products, overall sales to date continue to be lower than comparable sales in the year earlier period. There can be no assurance that these recent efforts will ultimately be successful in reversing the same-store-sales trends or significantly increasing unit volumes.

At  November  30,  1997,  Company operated restaurants were located in Florida
(8); Texas (6), and New York (1). The Company currently plans to sell to franchisees up to seven of these restaurants. However, there can be no assurance that any such sales will be consummated at terms acceptable to the Company.

Revenues  From  Franchised  Restaurants
---------------------------------------

Revenues from franchised restaurants amounted to $2,355,000 in the current six month period, as compared to $2,220,000 in the prior year period.

In the current six month period, 13 franchised restaurants opened (of which nine were non-traditional restaurants), the Company acquired two restaurants from franchisees and sold/transferred three restaurants to franchisees, and six franchised restaurants closed. Royalty income in the current period amounted to $1,807,000, as compared to $1,900,000 in the prior year period. Although the number of franchised restaurants have increased, a decrease of approximately 9.3% in "same-store-sales" at franchised restaurants (computed for franchised restaurants which have been open 18 months or more at the beginning of the year), lower average unit sales at franchised restaurants, and the non-payment and non-accrual of royalty fees due from franchisees adversely affected royalty income in the current six month period. At November 30, 1997, approximately 21% of franchised units have been granted a temporary reduction or waiver from paying royalty fees, and royalty fees were not paid or accrued on 17% of certain other franchised units due to delinquency in the payment of royalties to the Company.

As discussed in "Restaurant Sales" above, by the end of the first quarter of the current year, the Company had initiated throughout the system significant and strategic changes to its marketing strategy, pricing structure and menu, and recommenced radio and print advertising in order to improve guest counts and unit sales in the restaurants and become more competitive on price points with other fast-food operators. Although recent sales results have shown improvement, overall franchised sales continue to be lower than comparable sales in the year earlier period. There can be no assurance that these recent efforts will ultimately be successful in reversing the same store sales trends, increasing unit volumes, or improving restaurant profitability.

Included in franchise fee income in the current period was $190,000 resulting from the termination of an area development agreement. No such income was recognized in the year earlier period.

System-Wide  Sales
------------------

System-wide sales, which includes sales from Company operated and franchised restaurants, amounted to approximately $73.6 million in the current six month period, as compared to $76.3 million in the prior year period. The decrease in system-wide sale reflects a decline in "same store sales" for both Company operated and franchised units of approximately 8.9% in the current six month period, the increased number of non-traditional restaurants in the system which typically have lower sales volumes than traditional restaurants, and continuation of intense industry-wide competition and aggressive price discounting and marketing by large national chains.

As discussed in "Restaurant Sales" above, by the end of the first quarter of the current year, the Company had initiated throughout the system significant and strategic changes to its marketing strategy, pricing structure and menu, and recommenced radio and print advertising in order to improve unit sales in the restaurants and become more competitive on price points with other fast-food operators. Although recent sales results have shown improvement, overall system-wide unit sales continue to be lower than comparable sales in the year earlier period. There can be no assurance that these recent efforts will ultimately be successful in reversing the same store sales trends, increasing unit volumes, or improving restaurant profitability.

Net  Gain  From  Sales  of  Restaurants
---------------------------------------

As a part of the Company's current strategy to focus future growth and operations in franchising, the Company sold/transferred three restaurants to franchisees during the current six month period. Eight Company restaurants were sold to franchisees in the year earlier period. Gains on the sale of restaurants are dependent on the Company's basis in and the overall performance of such units. Gains realized are recorded as income when the sales are consummated and other conditions are met, including the adequacy of the down payment and the completion by the Company of its obligations under the contracts. Losses on the sale of restaurants are recognized at the time of sale. At November 30, 1997, total deferred gains from the sales of restaurants amounted to $853,000, and notes receivable from the sale of restaurants totaled approximately $8.7 million. Although the Company intends to sell other existing Company operated restaurants in the future, there can be no assurance that any such sales will be consummated on terms acceptable to the Company or that gains will be realized.

Interest  Income
----------------

In connection with its strategy of focusing growth and operations in franchising, the Company has sold restaurants to franchisees and provided financing for such sales. Principally as a result of the increase in notes receivable from such sales, interest income increased to $387,000 in the current six month period, as compared to $256,000 in the year earlier period. The Company currently plans to sell additional restaurants to franchisees, and it is expected that such sales, when and if consummated, will also be financed by the Company.

Restaurant  Operating  Costs
----------------------------

Restaurant operating costs in Company operated restaurants amounted to $8.8 million or 96.4% of sales in the current six month period, as compared to $15.1 million or 92.2% of sales in the prior year period. The increase in restaurant operating costs as a percent of sales in the current period reflects higher food and paper costs as a result of the lower prices currently being offered in the restaurants, higher labor costs as the Company has increased staffing in order to improve customer service, and also reflects the impact of lower average unit volumes, especially in certain units that are held for sale.

General,  Administrative  and  Franchise  Costs
-----------------------------------------------

General, administrative and franchise costs amounted to $1,719,000 or 14.2% of total revenue in the current six month period, as compared to approximately $2,818,000 or 14.3% of total revenue in the prior year period.

During the second half of the prior year, the Company eliminated certain administrative and support positions, implemented a reduction in office/administration facilities, and took other cost control measures which have resulted in an approximate 35% decrease in recurring operating costs as compared to the year earlier level. Costs in the current period also reflect certain non-recurring reductions to expenses totaling approximately $125,000. The Company is maintaining strict cost controls in all areas of its business, and does not currently expect any significant increases to current levels.

Depreciation  and  Amortization
-------------------------------

Depreciation and amortization decreased in the current six month period due to the reduction in the number of restaurants operated by the Company in the current period as compared to the year earlier period. At November 30, 1997, the Company operated 15 restaurants as compared to 28 restaurants at November 30, 1996.

Interest  Expense
-----------------

Interest expense decreased to $406,000 in the current six month period, as compared to $472,000 in the prior year period, principally reflecting lower average debt levels outstanding in the current period.

Provision  for  Income  Taxes
-----------------------------

The Company's federal income tax returns for fiscal years 1991 through 1996, inclusive, have been examined by the Internal Revenue Service and the IRS has issued reports for such years reflecting substantial adjustments to previously filed tax returns. The Company, through its outside counsel, has appealed many of the proposed adjustments. If the Company is not successful in its appeal, the Company's net operating loss carryovers would be substantially absorbed by the proposed adjustments and significant amounts of additional taxes and penalties would be due. Due to the possible loss of net operating loss carryovers, the Company is providing for estimated income taxes on its current operating results.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

During the first half of the current year, the Company's principal sources of cash were from principal payments received on notes receivable of $570,000, and from operating activities totaling $311,000. The Company's principal uses of cash in the current six month period were for scheduled debt repayments and payoffs of $681,000, and property renovations and improvements of $171,000. Cash and cash equivalents at November 30, 1997, amounted to $2,989,000 (which includes unexpended marketing fund contributions of $951,000), as compared to $2,940,000 (including $683,000 in unexpended marketing fund contributions) at May 31, 1997, and $1,943,000 (including $647,000 in unexpended marketing fund contributions) at November 30, 1996. At November 30, 1997, the Company's working capital deficiency was $662,000, as compared to $1,120,000 at May 31, 1997, and $1,793,000 one year ago. The Company has been able to operate with a working capital deficiency because restaurant operations are conducted primarily on a cash basis, rapid turnover and frequent deliveries allow a limited investment in inventories, and accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

Due to the high cost of suitable real estate and sites, the intense competition in the industry, and the Company's strategy of focusing on franchising, the Company does not currently plan to develop new Company restaurants in fiscal year 1998. Accordingly, in addition to scheduled debt maturities/repayments for the remainder of fiscal year 1998 of approximately $642,000, the Company's capital requirements for the balance of the current fiscal year relate primarily to necessary or required capital improvements to existing restaurants and certain enhancements to corporate and restaurant management information systems. Such capital expenditures will be made as required, and will take into consideration the Company's current liquidity and working capital positions, as well as anticipated future cash flows from operations and other sources.

In connection with its strategy of focusing future growth in franchising restaurants, the Company has sold restaurants to franchisees and provided financing for such sales. Total notes receivable, which amounted to $8.9 million at November 30, 1997 (of which approximately $985,000 is due within one year), principally consist of notes arising from the sale of 39 restaurants to franchisees. Nine of these notes were delinquent at November 30, 1997, and during the current six month period, the Company reacquired two restaurants from former franchisees in exchange for notes receivable. In certain cases, the Company has instituted proceedings for the collection of such delinquent notes, which may result in the reacquisition of the restaurant by the Company. The Company currently plans to sell additional restaurants to franchisees, and it is expected that such sales, when and if consummated, will also be financed by the Company.

As a result of fewer restaurants operated by the Company and a decline in same-store-sales, the Company's total revenues declined by 36% and 39% in the current quarter and six month periods, respectively, as compared to the year earlier periods. The Company currently plans to sell to franchisees up to seven of the restaurants that it operated at November 30, 1997. If the Company consummates the sale of additional planned restaurants, the Company's future total revenues would decline.

The Company expects that competition in the quick-service restaurant industry will continue to be intense and will remain so in the foreseeable future, resulting in continued pressure on sales and restaurant operating profit. Accordingly, continued emphasis will be placed on franchising non-traditional restaurants and certain of the Company's existing restaurants, improving the performance of Company and franchised restaurants, developing new products, enhancing the effectiveness of marketing programs, and overall improvement and possible refinements to the entire system. The Company's ability to sustain profitability and improve cash flow and liquidity, will, among other factors, be dependent on improvement of sales and operating margins in existing Company and franchised restaurants, sustaining and improving the collection of royalty fees, note payments, and lease obligations due to the Company from franchisees, successful expansion of its franchise base, its ability to control future operating costs, and the successful operation of existing and new restaurants on a profitable basis.

Seasonality
-----------

The Company does not expect seasonality to affect its operations in a materially adverse manner. However, the Company's restaurant sales during its first and fourth fiscal quarters have historically been higher that its second and third quarters.

PART  II.    OTHER  INFORMATION

ITEM  L.    LEGAL  PROCEEDINGS

Reference is made to Part I, Item 3, Legal Proceedings, in the Company's Annual Report on Form
10-K for the fiscal year ended May 31, 1997 for a description of certain pending legal matters involving the Company. Other than as described below, there have been no material developments in the other legal matters since May 31, 1997.

In November 1996, an appeal was argued before the Supreme Court of New Hampshire following a bench trial and ruling in July 1995 that the Company had breached its fiduciary duty to a partnership resulting in the award of damages to the partnership in the amount of $241,000 plus costs and attorney fees (case number 91-E1077 filed in the Superior Court Northern District of Hillsborough County, New Hampshire). On December 30, 1997, the Supreme Court issued its opinion on the appeal ruling in favor of the Company, vacating the damage award against the Company, and remanding to a trial court for a determination of damages, if any, for the alleged breach of fiduciary duty to the partnership. The Supreme Court also reversed the award of costs and attorney fees.

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

                                             MIAMI  SUBS  CORPORATION


Date:  January  7,  1998                     By: /s/  Jerry  W.  Woda
       -----------------                         --------------------
                                                 JERRY  W.  WODA
                                                 Senior  Vice  President,
                                                 Chief Financial  Officer,  and
                                                 Principal Accounting  Officer