Form 10-Q
period 1998-02-28
MIAMI SUBS CORP
filed 1998-04-07
CIK 875174

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
          (Mark  One)
          [  X  ]          QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(D)
               OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

               For  the  quarterly  period  ended

                              FEBRUARY  28,  1998
                              -------------------

                                   OR
          [      ]          TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

          For  the  transition  period  from  to

          Commission  file  number                  0-19623
                                  -------------------------

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


         Class                                    Outstanding at April 6, 1998
                                                  ----------------------------
Common  Stock,  $.01  par  value                                    28,244,340





PART  I.    FINANCIAL  INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS.

                                                MIAMI SUBS CORPORATION
                                              CONSOLIDATED BALANCE SHEETS
                                                      (UNAUDITED)



                                                                                           February 28,     May 31,
ASSETS                                                                                         1998           1997
----------------------------------------------------------------------------------------  --------------  ------------
CURRENT ASSETS
Cash and cash equivalents (including unexpended marketing fund contributions of. . . . .  $   3,092,000   $ 2,940,000
 $1,040,000 and $683,000, respectively)
Notes and accounts receivable (net of allowances for uncollectible accounts of $188,000.      1,755,000     2,000,000
 and $289,000, respectively)
Food and supplies inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        172,000       192,000
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        179,000       191,000
Total Current Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,198,000     5,323,000

Notes receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      7,665,000     8,073,000
Property and equipment - net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     11,012,000    11,500,000
Intangible assets - net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      6,821,000     7,128,000
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        416,000       457,000

TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  31,112,000   $32,481,000

LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------
CURRENT LIABILITIES
Accounts payable and accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . .  $   4,254,000   $ 4,737,000
Current portion of notes payable and capitalized lease obligations . . . . . . . . . . .      1,242,000     1,706,000
Total Current Liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,496,000     6,443,000

Long-term portion of notes payable and capitalized lease obligations . . . . . . . . . .      5,776,000     6,288,000
Deferred franchise fees and other deferred income. . . . . . . . . . . . . . . . . . . .      1,733,000     2,088,000
Accrued liabilities and other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,210,000     2,154,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; authorized 50,000,000 shares; 28,244,340
 shares outstanding. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        283,000       283,000
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     24,565,000    24,565,000
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (7,344,000)   (7,733,000)
                                                                                             17,504,000    17,115,000
Note receivable from sale of stock . . . . . . . . . . . . . . . . . . . . . . . . . . .       (563,000)     (563,000)
Treasury stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,044,000)   (1,044,000)
Total Shareholders' Equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     15,897,000    15,508,000

TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  31,112,000   $32,481,000
----------------------------------------------------------------------------------------  --------------  ------------

See accompanying notes to consolidated financial statements.




                                                  MIAMI SUBS CORPORATION
                                            CONSOLIDATED STATEMENTS OF INCOME
                                                       (UNAUDITED)






                                                                            Three Months Ended February 28,
                                                                            --------------------------------
REVENUES                                                                                  1998                   1997
--------------------------------------------------------------------------  --------------------------------  -----------
Restaurant sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                      4,209,000  $ 6,397,000
Revenues from franchised restaurants . . . . . . . . . . . . . . . . . . .                           907,000    1,116,000
Net gain from sales of restaurants . . . . . . . . . . . . . . . . . . . .                             1,000      227,000
Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                           159,000      139,000
Other revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                           103,000      116,000
                                                                            --------------------------------  -----------
Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                         5,379,000    7,995,000
                                                                                                 -----------  -----------

EXPENSES
--------------------------------------------------------------------------
Restaurant operating costs (including lease costs paid to Kavala, Inc. of
 $41,000 and $39,000, respectively). . . . . . . . . . . . . . . . . . . .                         3,948,000    6,041,000
General, administrative and franchise costs. . . . . . . . . . . . . . . .                           688,000    1,225,000
Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . .                           357,000      446,000
Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                           194,000      221,000
                                                                            --------------------------------  -----------
Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                         5,187,000    7,933,000
                                                                                                 -----------  -----------

Income before provision for income taxes . . . . . . . . . . . . . . . . .                           192,000       62,000
Provision for income taxes . . . . . . . . . . . . . . . . . . . . . . . .                            71,000            -
                                                                            --------------------------------  -----------

Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                        121,000  $    62,000
                                                                                                ===========   ===========

Earnings per share . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                            .00  $       .00
                                                                            ================================  ===========

Weighted average shares outstanding. . . . . . . . . . . . . . . . . . . .                        27,119,000   28,244,000
==========================================================================  ================================  ===========






See accompanying notes to consolidated financial statements.






                                                 MIAMI SUBS CORPORATION
                                            CONSOLIDATED STATEMENTS OF INCOME
                                                       (UNAUDITED)






                                                                            Nine Months Ended February 28,
                                                                            -------------------------------
REVENUES                                                                                 1998                   1997
--------------------------------------------------------------------------  -------------------------------  -----------
Restaurant sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                    13,341,000  $22,818,000
Revenues from franchised restaurants . . . . . . . . . . . . . . . . . . .                        3,262,000    3,337,000
Net gain from sales of restaurants . . . . . . . . . . . . . . . . . . . .                           17,000      884,000
Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                          546,000      395,000
Other revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                          278,000      215,000
                                                                                                -----------  -----------
Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       17,444,000   27,649,000
                                                                                                -----------  -----------

EXPENSES
--------------------------------------------------------------------------
Restaurant operating costs (including lease costs paid to Kavala, Inc. of
 $124,000 and $137,000, respectively). . . . . . . . . . . . . . . . . . .                       12,749,000   21,186,000
General, administrative and franchise costs. . . . . . . . . . . . . . . .                        2,406,000    4,043,000
Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . .                        1,086,000    1,440,000
Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                          600,000      694,000
                                                                            -------------------------------  -----------
Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       16,841,000   27,363,000
                                                                                               ------------  -----------

Income before provision for income taxes . . . . . . . . . . . . . . . . .                          603,000      286,000
Provision for income taxes . . . . . . . . . . . . . . . . . . . . . . . .                          214,000
                                                                            -------------------------------   ----------

Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                       389,000  $   286,000
                                                                                                ===========  ===========

Earnings per share . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                           .01  $       .01
                                                                            ===============================  ===========

Weighted average shares outstanding. . . . . . . . . . . . . . . . . . . .                       27,119,000   28,244,000
==========================================================================  ===============================  ===========





See accompanying notes to consolidated financial statements.






                                                    MIAMI SUBS CORPORATION
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (UNAUDITED)


                                                                                Nine Months Ended February 28,
                                                                               --------------------------------
OPERATING ACTIVITIES:                                                                        1998                    1997
                                                                               --------------------------------  ------------
Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                       389,000   $   286,000
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . .                          760,000     1,095,000
Amortization of intangible assets . . . . . . . . . . . . . . . . . . . . . .                          326,000       345,000
Net gain from sales of restaurants. . . . . . . . . . . . . . . . . . . . . .                          (17,000)     (884,000)
Changes in assets and liabilities:
(Increase) in accounts receivable . . . . . . . . . . . . . . . . . . . . . .                         (153,000)      (68,000)
Decrease in food and supplies inventories . . . . . . . . . . . . . . . . . .                           20,000       137,000
Decrease (increase) in other current assets . . . . . . . . . . . . . . . . .                           12,000       (60,000)
Decrease (increase) in other assets . . . . . . . . . . . . . . . . . . . . .                           22,000        76,000
(Decrease) in accounts payable and accrued liabilities. . . . . . . . . . . .                         (483,000)   (1,874,000)
Decrease (increase) in deferred fees and accrued liabilities. . . . . . . . .                         (272,000)      263,000
                                                                                                    -----------  ------------
Net Cash Provided By (Used For) Operating Activities. . . . . . . . . . . . .                          604,000      (684,000)
                                                                                                    -----------  ------------

INVESTMENT ACTIVITIES:
Capital expenditures. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                         (215,000)     (534,000)
Proceeds from sales of restaurants. . . . . . . . . . . . . . . . . . . . . .                           20,000       807,000
Payments received on notes receivable . . . . . . . . . . . . . . . . . . . .                          719,000       830,000
                                                                               --------------------------------  ------------
Cash Provided By Business Investment Activities . . . . . . . . . . . . . . .                          524,000     1,103,000
                                                                                                    ----------   ------------

FINANCING ACTIVITIES:
Repayment of debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       (1,400,000)   (1,183,000)
New borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                          424,000
Cash (Used For) Financing Activities. . . . . . . . . . . . . . . . . . . . .                         (976,000)   (1,183,000)
                                                                                                   ------------  ------------

INCREASE (DECREASE) IN CASH . . . . . . . . . . . . . . . . . . . . . . . . .                          152,000      (764,000)

CASH AT BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . .                        2,940,000     3,103,000
                                                                                                   -----------   ------------

CASH AT END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                     3,092,000   $ 2,339,000
                                                                                                   ===========   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                       604,000   $   696,000
                                                                               ================================  ============
Loans to franchisees in connection with sales of restaurants. . . . . . . . .  $                       345,000   $ 3,270,000
=============================================================================  ================================  ============
Acquisition of restaurants in exchange for notes receivable . . . . . . . . .  $                       432,000
=============================================================================  ================================  ============

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

2.          REVENUES  FROM  FRANCHISED  RESTAURANTS

     Revenues  from  franchised  restaurants  consist  of  the  following:



                                        THREE MONTHS ENDED FEBRUARY 28,
                                        -------------------------------
                                                                            1998         1997
                                                                         -----------  ----------
Royalties                                                                $  930,000   $  896,000
Franchise and development fees                                               51,000      220,000
Sublease rental income (expense) - net                                      (74,000)           -
                                                                         -----------  ----------
Total                                                                    $  907,000   $1,116,000
                                                                         ===========  ==========

                                        Nine Months Ended February 28,
                                        -------------------------------
                                                                               1998         1997
                                                                         -----------  ----------
Royalties                                                                $2,738,000   $2,796,000
Franchise and development fees                                              296,000      474,000
Sublease rental income - net                                                 38,000       67,000
Cancellation of development agreements                                      190,000            -
                                                                         -----------  ----------
Total                                                                    $3,262,000   $3,337,000
                                                                         ===========  ==========





3.                    NOTES  AND  ACCOUNTS  RECEIVABLE

          Notes  and  accounts  receivable  consist  of  the  following:



                                                       February 28,     May 31,
                                                           1998           1997
                                                      --------------  ------------
Notes receivable . . . . . . . . . . . . . . . . . .  $   8,684,000   $ 9,437,000
Royalties and other receivables due from franchisees        817,000       867,000
Other. . . . . . . . . . . . . . . . . . . . . . . .        107,000        58,000
                                                      --------------  ------------
Total. . . . . . . . . . . . . . . . . . . . . . . .      9,608,000    10,362,000
Less allowance for doubtful accounts . . . . . . . .       (188,000)     (289,000)
                                                      --------------  ------------
                                                          9,420,000    10,073,000
Less notes receivable due after one year . . . . . .     (7,665,000)   (8,073,000)
                                                      --------------  ------------
Notes and accounts receivable-current portion. . . .  $   1,755,000   $ 2,000,000
====================================================  ==============  ============



Notes receivable principally result from sales of restaurant businesses to franchisees and are generally guaranteed by the purchaser and collateralized by the restaurant businesses and assets sold. The notes are generally due in monthly installments of principal and interest, with interest rates ranging principally between 8% and 11%.

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

5.          STOCK  OPTIONS  AND  WARRANTS

At May 31, 1997, there were 4,416,700 stock options outstanding under the Company's stock option plan, of which 2,457,500 of such options subsequently expired or were terminated. There are currently 2,543,200 options outstanding under the plan. As a result of a repricing of certain options to current market value and grants of 584,000 new options during June 1997, 2.1 million of the currently outstanding options are principally exercisable at $ .75 per share, and the remaining options outstanding under the plan are exercisable at prices between $2.00 and $2.69 per share (average exercise price of $2.32 per share). In addition to options outstanding under the plan, there are 509,600 additional warrants and options outstanding which are exercisable at prices between $2.00 and $6.00 per share (average exercise price $2.91 per share).

6.          EARNINGS  PER  SHARE

In the third quarter of the current fiscal year, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128), for all periods presented. Under FAS 128, earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Earnings per share under FAS 128 for all prior periods presented was the same as the previously reported amounts. Diluted earnings per share was the same as earnings per share for all periods presented since the exercise price of outstanding options and warrants to purchase common shares was greater than the average market price of the common shares.

7.          RELATED  PARTY  TRANSACTIONS

In February 1998, the Company entered into a management agreement with Mr. Gus Boulis, chairman of the board and chief executive officer of the Company, whereby the Company will manage an existing Miami Subs Grill restaurant owned by Mr. Boulis for a fee of 5.0% of the restaurant's gross restaurant sales. The agreement can be cancelled by either party upon notice.

In November 1997, an existing Miami Subs Grill restaurant which had been closed by the Company, was reopened as a co-branded test unit with Arthur Treacher's, Inc. ("Treacher's"). Treacher's is operating and managing the restaurant, and the Company and Treacher's will share in the net profits (if any) from operation of the restaurant based on the percentage relationship of each concept's sales in the unit to total unit sales. Treacher's and the Company have also agreed to expand the co-branding test to an additional six to nine restaurants. Mr. Bruce Galloway, who is a director of the Company, is also chairman of the board and a director of Treacher's.

8.          SUBSEQUENT  EVENT

On March 3, 1998, the Company reported that it had received a letter of intent containing an offer to be acquired by Arthur Treacher's, Inc. in a stock for stock merger. In order to fully consider the offer, the Company's board of directors has engaged Raymond James & Associates, Inc. to advise the board on the financial aspects of the offer.



ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION
------------

The Company's revenues are derived principally from operating, franchising, and financing Miami Subs restaurants. Franchise revenues consist principally of initial franchise fees and area development fees, royalty fees, and sublease rental income which is presented in the financial statements net of direct lease expenses. In the normal course of its business, the Company also derives income from the sale of restaurants to franchisees, and interest income from financing the sale of restaurants to franchisees.

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

Since the first quarter of the prior year, the Company has embarked upon a strategy aimed at expanding its franchise system, which has included the sale to franchisees of many Company-operated restaurants. As a result of this strategy, the Company has reduced the number of Company operated restaurants from 25 at February 28, 1997, to 15 at February 28, 1998. As a result of this conversion from Company to franchise operations, the Company's restaurant sales and total revenues have declined significantly from prior periods.

In order to supplement its growth of traditional free-standing restaurants, the Company has continued to focus growth on franchising non-traditional restaurants. Such restaurants are typically smaller and less costly to develop and operate then the traditional free-standing restaurants, and sales at these non-traditional restaurants, and resulting royalties payable to the Company, are typically less than those of traditional restaurants. During the nine months ended February 28, 1998, 10 new non-traditional restaurants were opened by franchisees, and at February 28, 1998, there were 30 non-traditional restaurants in the system.

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

The Company's fiscal year ends on May 31. The results of operations for the three and nine months ended February 28, 1998 are not necessarily indicative of the results that may be expected for the Company's fiscal year.

During  the  nine  months  ended  February 28, 1998, 14 franchised restaurants opened (of which ten were non-traditional restaurants), and eight franchised restaurants and one Company restaurant closed. In addition, the Company sold/transferred three Company-operated restaurants to franchisees, and reacquired two restaurants from former franchisees in exchange for outstanding notes payable to the Company. At February 28, 1998, there were 192 restaurants in the system, consisting of 15 Company operated restaurants and 177 franchised restaurants. At February 28, 1997, there were 185 restaurants in the system, consisting of 25 Company operated restaurants and 160 franchised restaurants.

COMPARISON  OF  THREE  MONTHS  ENDED  FEBRUARY  28,  1998 TO FEBRUARY 28, 1997
------------------------------------------------------------------------------

Total  Revenues
---------------

Principally as a result of the conversion from Company to franchise operations and resulting sales of Company restaurants to franchisees, total Company revenues declined 32.7% to $5.4 million in the third quarter of the current year, as compared to $8.0 million in the third quarter of the prior year.

Restaurant  Sales
-----------------

The Company's total restaurant sales decreased approximately 34.2% to $4.2 million in the current quarter, as compared to $6.4 million in the prior year quarter. The decrease in sales resulted principally from the sale of Company operated restaurants to franchisees, resulting in a reduction in the number of Company operated restaurants from 25 at February 28, 1997, to 15 at February 28, 1998.

"Same-store-sales" in Company operated restaurants (computed for those restaurants which have been open 18 months or more at the beginning of the quarter) declined by approximately 0.9% in the current quarter (an improvement from (6.4)% in the first quarter and (4.6)% in the second quarter of the current year). Since March 1997, the Company has implemented strategic changes to its operating and marketing programs, provided alternative lower-priced menu items, and focused on improving the level of service in its restaurants. Principally as a result of these changes, the Company's core Florida restaurants have experienced weekly comparable increases in unit guest counts throughout the current quarter, and improved unit volumes and comparable sales levels as compared to earlier periods. Although there can be no assurances that these efforts will continue to be successful, the Company intends to continue these strategies and efforts in order to improve unit sales volumes and profitability.

At  February  28,  1998,  Company operated restaurants were located in Florida
(8), Texas (6), and New York (1). Five of the Company operated restaurants located in Texas are currently under contract to be sold, however, there can be no assurance that the sale of these restaurants will be consummated.

Revenues  From  Franchised  Restaurants
---------------------------------------

Revenues from franchised restaurants amounted to $907,000 in the current quarter, as compared to $1,116,000 in the prior year quarter.

In the current year's third quarter, one non-traditional franchised restaurant opened and three franchised restaurants closed. In the year earlier quarter, seven new franchised restaurants opened, and four restaurants previously operated by the Company were franchised. Total initial franchise fees from the opening/sale of franchised restaurants were $51,000 in the current quarter, as compared to $220,000 in the prior year quarter. Royalty income in the current quarter amounted to $930,000, as compared to $896,000 in the prior year quarter. Although royalty income increased in the current quarter, a decrease of approximately 5.8% in "same-store-sales" at franchised restaurants (computed for franchised restaurants which have been open 18 months or more at the beginning of the quarter), lower average unit sales, and the non-payment and non-accrual of royalty fees due from franchisees adversely affected royalty income in the current quarter. At February 28, 1998, approximately 22% of franchised units have been granted a temporary reduction or waiver from paying royalty fees, and royalty fees were not paid or accrued on 18% of certain other franchised units due to delinquency in the payment of royalties to the Company.

By the end of the first quarter of the current year the Company had initiated throughout the franchise system significant and strategic changes to its marketing strategy, pricing structure and menu, in order to improve guest counts and unit sales in the restaurants and become more competitive on price points with other fast-food operators. Principally as a result of these efforts, same store sales at franchised restaurants improved to (5.8)% in the current quarter, as compared to (10.4)% and (8.0)% in the first and second quarters, respectively, of the current year. Although recent sales results have shown improvement, overall franchised sales continue to be lower than comparable sales in the year earlier period. There can be no assurance that these efforts will ultimately be successful in reversing the same store sales trends, increasing unit volumes, or improving restaurant profitability.

At February 28, 1998, the Company subleased/leased 18 properties to franchisees which were delinquent in their lease payments to the Company, and the Company leased two properties from landlords which are currently vacant, resulting in net rental expense in the current quarter. Eight of the delinquent leases are in formal default and the Company is pursuing lease termination and eviction of the tenants. Subsequent to February 28, 1998, the Company terminated five of the leases that were in default and reacquired possession of the restaurants. The Company is currently evaluating the reacquired restaurants and plans to sell the restaurants and re-lease the properties to new franchisees. However, there can be no assurance that the restaurants will be sold or leased on terms acceptable to the Company.

System-Wide  Sales
------------------

System-wide sales, which includes sales from Company operated and franchised restaurants, amounted to approximately $36.1 million in the current quarter, as compared to $36.5 million in the prior year quarter. The decrease in system-wide sale reflects a decline in "same store sales" for both Company operated and franchised restaurants of approximately 5.6% in the current quarter (an improvement from (10.1)% in the first quarter and (7.3)% in the second quarter of the current year), the increased number of non-traditional restaurants in the system which typically have lower sales volumes than traditional restaurants, and continuation of intense industry-wide competition and aggressive price discounting and marketing by large national chains.

Net  Gain  From  Sales  of  Restaurants
---------------------------------------

Although no Company operated restaurants were sold in the current quarter, five Company operated restaurants are under contract to be sold. As a part of the Company's strategy to focus growth and operations in franchising, the Company sold four Company restaurants to franchisees in the year earlier quarter, resulting in net gains recognized by the Company of $227,000. Gains on the sale of restaurants are dependent on the Company's basis in and the overall performance of such units. Gains realized are recorded as income when the sales are consummated and other conditions are met, including the adequacy of the down payment and the completion by the Company of its obligations under the contracts. Losses on the sale of restaurants are recognized at the time of sale. At February 28, 1998, total deferred gains from the sales of restaurants  amounted  to  $847,000,  and  notes  receivable  from the sale of restaurants totaled approximately $8.6 million. Five Company operated restaurants are currently under contract to be sold, however, there can be no assurance that the sale of these restaurants will be consummated.

Interest  Income
----------------

In connection with its strategy of focusing growth and operations in franchising, the Company has sold restaurants to franchisees and provided financing for such sales. Principally as a result of the increase in notes receivable from such sales, interest income increased to $159,000 in the current quarter, as compared to $139,000 in the year earlier quarter. At February 28, 1998 fifteen notes receivable were delinquent, of which eight notes were formally in default. Subsequent to February 28, 1998, the Company reacquired five restaurants from franchisees whose notes payable to the Company were in default. The Company is currently evaluating the reacquired restaurants and plans to sell the restaurants to new franchisees. However, there can be no assurance that the restaurants will be sold or leased on terms acceptable to the Company. The Company is pursuing collection of the remaining notes which are in default or delinquent, which may result in the reacquisition of additional restaurants by the Company. The Company currently plans to sell additional restaurants to franchisees, and it is expected that such sales, when and if consummated, will also be financed by the Company.

Restaurant  Operating  Costs
----------------------------

Restaurant operating costs in Company operated restaurants amounted to $3.9 million or 93.8% of sales in the current quarter, as compared to $6.0 million or 94.4% of sales in the prior year quarter. The modest improvement in restaurant operating costs as a percent of sales in the current quarter is principally the result of a change in the mix of Company restaurants resulting from sales of restaurants. Company restaurant margins in the current quarter have been affected by higher food and paper costs as a result of certain lower prices currently being offered in the restaurants, and higher labor costs as the Company has increased staffing in order to improve customer service.

General,  Administrative  and  Franchise  Costs
-----------------------------------------------

General, administrative and franchise costs amounted to $688,000 or 12.8% of total revenue in the current quarter, as compared to approximately $1.2 million or 15.3% of total revenue in the prior year quarter. As discussed in
Item 1. Legal Proceedings, in connection with the court's ruling on the appeal of a pending legal matter, the Company reduced its legal accrual by $159,000 in the current quarter, which reduced general and administrative expenses in the current quarter.

Effective in the third quarter of the prior year, the Company eliminated certain administrative and support positions, implemented a reduction in office/administration facilities, and took other cost control measures resulting in a decrease in recurring operating costs as compared to the year earlier level. The Company is maintaining strict cost controls in all areas of its business, and does not currently expect any significant increases to current levels.

Depreciation  and  Amortization
-------------------------------

Depreciation and amortization decreased in the current quarter due to the reduction in the number of restaurants operated by the Company in the current quarter as compared to the year earlier period. At February 28, 1998, the Company operated 15 restaurants as compared to 25 restaurants at February 28, 1997.

Interest  Expense
-----------------

Interest expense decreased to $194,000 in the current quarter, as compared to $221,000 in the prior year quarter, principally reflecting lower average debt levels outstanding in the current quarter.

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

COMPARISON  OF  NINE  MONTHS  ENDED  FEBRUARY  28,  1998  TO FEBRUARY 28, 1997
------------------------------------------------------------------------------

Total  Revenues
---------------

Principally as a result of the conversion from Company to franchise operations and resulting sales of Company restaurants to franchisees, total Company revenues declined approximately 36.9% to $17.4 million for the current nine month period, as compared to $27.6 million for the nine month period last year.

Restaurant  Sales
-----------------

The Company's total restaurant sales decreased approximately 41.5% to $13.3 million in the current nine month period, as compared to $22.8 million in the prior year nine month period. The decrease in sales resulted principally from the sale of Company operated restaurants to franchisees, resulting in a reduction in the number of Company operated restaurants from 25 at February 28, 1997, to 15 at February 28, 1998.

"Same-store-sales" in Company operated restaurants (computed for those restaurants which have been open 18 months or more at the beginning of the year) declined by approximately 4.0% in the current period. Since March 1997, the Company has implemented strategic changes to its operating and marketing programs, provided alternative lower-priced menu items, and focused on improving the level of service in its restaurants. Principally as a result of these changes, the Company's core Florida restaurants have experienced weekly comparable increases in unit guest counts since August 1997, and improved unit volumes and comparable sales levels as compared to earlier periods. Same store sales in Company operated restaurants has improved from (6.4)% and (4.6)% in the current year's first and second quarters, respectively, to (0.9)% in the third quarter of this year. Although there can be no assurance that these efforts will continue to be successful, the Company intends to continue these strategies and efforts in order to improve unit sales volumes and profitability.

At  February  28,  1998,  Company operated restaurants were located in Florida
(8), Texas (6), and New York (1). Five of the Company operated restaurants located in Texas are currently under contract to be sold, however, there can be no assurance that the sale of these restaurants will be consummated.

Revenues  From  Franchised  Restaurants
---------------------------------------

Revenues from franchised restaurants amounted to $3,262,000 in the current nine month period, as compared to $3,337,000 in the prior year period.

In the current nine month period, 14 franchised restaurants opened (of which 10 were non-traditional restaurants), two franchised restaurants were acquired by the Company, three Company operated restaurants were sold/transferred to franchisees, and nine franchised restaurants closed. In the prior year nine month period, 14 franchised restaurants opened, and 12 restaurants operated by
the  Company  were  franchised.    Total  initial  franchise  fees  from  the
opening/transfer of franchised restaurants were $296,000 in the current period, as compared to $474,000 in the year earlier period. Royalty income in the current period amounted to $2,738,000, as compared to $2,796,000 in the prior year period. A decrease of approximately 8.3% in "same-store-sales" at franchised restaurants (computed for franchised restaurants which have been open 18 months or more at the beginning of the year), lower average unit sales at franchised restaurants, and the non-payment and non-accrual of royalty fees due from franchisees has adversely affected royalty income in the current nine month period. At February 28, 1998, approximately 22% of franchised restaurants have been granted a temporary reduction or waiver from paying royalty fees, and royalty fees were not paid or accrued on 18% of certain other franchised restaurants due to delinquency in the payment of royalties to the Company.

By the end of the first quarter of the current year the Company had initiated throughout the system significant and strategic changes to its marketing strategy, pricing structure and menu, in order to improve guest counts and unit sales in the restaurants and become more competitive on price points with other fast-food operators. Principally as a result of these efforts, same store sales at franchised restaurants improved to (5.8)% in the current quarter, as compared to (10.4)% and (8.0)% in the first and second quarters, respectively, of the current year. Although recent sales results have shown improvement, overall franchised sales continue to be lower than comparable sales in the year earlier period. There can be no assurance that these recent efforts will ultimately be successful in reversing the same store sales trends, increasing unit volumes, or improving restaurant profitability.

At February 28, 1998, the Company subleased/leased 18 properties to franchisees which were delinquent in their lease payments to the Company, and the Company leased two properties from landlords which are currently vacant, resulting in a reduction in net rental income in the current period. Eight of the delinquent leases are in formal default and the Company is pursuing lease termination and eviction of the tenants. Subsequent to February 28, 1998, the Company terminated five of the leases that were in default and reacquired
possession  of  the  restaurants.    The  Company is  currently  evaluating the
reacquired restaurants and plans to sell the restaurants and re-lease the properties to new franchisees. However, there can be no assurance that the restaurants will be sold or leased on terms acceptable to the Company.

Included in franchise fee income in the current nine month period was $190,000 resulting from the termination of an area development agreement. No such income was recognized in the year earlier period.

System-Wide  Sales
------------------

System-wide sales, which includes sales from Company operated and franchised restaurants, amounted to approximately $109.7 million in the current nine month period, as compared to $112.8 million in the prior year period. The decrease in system-wide sale reflects a decline in "same store sales" for both Company operated and franchised units of approximately 7.8% in the current nine month period, the increased number of non-traditional restaurants in the system which typically have lower sales volumes than traditional restaurants, and continuation of intense industry-wide competition and aggressive price discounting and marketing by large national chains.

Net  Gain  From  Sales  of  Restaurants
---------------------------------------

As a part of the Company's strategy to focus future growth and operations in franchising, the Company sold/transferred three restaurants to franchisees during the current nine month period. Twelve Company restaurants were sold to franchisees in the year earlier period. Total net gains recognized from sales of Company restaurants in the current period amounted to $17,000, as compared to $884,000 in the year earlier period. Gains on the sale of restaurants are dependent on the Company's basis in and the overall performance of such units. Gains realized are recorded as income when the sales are consummated and other conditions are met, including the adequacy of the down payment and the completion by the Company of its obligations under the contracts. Losses on the sale of restaurants are recognized at the time of sale. At February 28, 1998, total deferred gains from the sales of restaurants amounted to $847,000, and notes receivable from the sale of restaurants totaled approximately $8.6 million. Five Company operated restaurants are currently under contract to be sold, however, there can be no assurance that the sale of these restaurants will be consummated.

Interest  Income
----------------

In connection with its strategy of focusing growth and operations in franchising, the Company has sold restaurants to franchisees and provided financing for such sales. Principally as a result of the increase in notes receivable from such sales, interest income increased to $546,000 in the current nine month period, as compared to $395,000 in the year earlier period. At February 28, 1998 fifteen notes receivable were delinquent, of which eight notes were formally in default. Subsequent to February 28, 1998, the Company reacquired five restaurants from franchisees whose notes payable to the Company were in default. The Company is currently evaluating the reacquired restaurants and plans to sell the restaurants to new franchisees. However, there can be no assurance that the sale of these restaurants will be consummated. The Company is pursuing collection of the remaining notes which are in default or delinquent, which may result in the reacquisition of additional restaurants by the Company. The Company currently plans to sell additional restaurants to franchisees, and it is expected that such sales, when and if consummated, will also be financed by the Company.

Restaurant  Operating  Costs
----------------------------

Restaurant operating costs in Company operated restaurants amounted to $12.7 million or 95.6% of sales in the current nine month period, as compared to $21.2 million or 92.8% of sales in the prior year period. The increase in restaurant operating costs as a percent of sales in the current period reflects higher food and paper costs as a result of the lower prices currently being offered in the restaurants, higher labor costs as the Company has increased staffing in order to improve customer service, and also reflects the impact of lower average unit volumes.

General,  Administrative  and  Franchise  Costs
-----------------------------------------------

General, administrative and franchise costs amounted to $2.4 million or 13.8% of total revenue in the current nine month period, as compared to $4.0 million or 14.6% of total revenue in the prior year period.

During the second half of the prior year, the Company eliminated certain administrative and support positions, implemented a reduction in office/administration facilities, and took other cost control measures resulting in a decrease in recurring operating costs as compared to the year earlier level. Costs in the current period also reflect certain non-recurring reductions to expenses totaling approximately $125,000, and a reduction of $159,000 in the accrual for a pending legal matter (see Item 1. Legal Proceedings). The Company is maintaining strict cost controls in all areas of its business, and does not currently expect any significant increases to current levels.

Depreciation  and  Amortization
-------------------------------

Depreciation and amortization decreased in the current nine month period due to the reduction in the number of restaurants operated by the Company in the current period as compared to the year earlier period. At February 28, 1998, the Company operated 15 restaurants as compared to 25 restaurants at February 28, 1997.

Interest  Expense
-----------------

Interest expense decreased to $600,000 in the current nine month period, as compared to $694,000 in the prior year period, principally reflecting lower average debt levels outstanding in the current period.

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



LIQUIDITY  AND  CAPITAL  RESOURCES

During the current nine month period, the Company's principal sources of cash were from principal payments received on notes receivable of $719,000, net cash provided by operating activities of $604,000, and new borrowings of $424,000. The Company's principal uses of cash in the current nine month period were for scheduled debt repayments and payoffs of $1,400,000, and capital expenditures of $215,000. Cash and cash equivalents at February 28, 1998, amounted to $3,092,000 (which includes unexpended marketing fund contributions of $1,040,000), as compared to $2,940,000 (including $683,000 in unexpended marketing fund contributions) at May 31, 1997, and $2,339,000 (including $651,000 in unexpended marketing fund contributions) at February 28, 1997. At February 28, 1998, the Company's working capital deficiency improved to $298,000, as compared to $1,120,000 at May 31, 1997, and $1,706,000 one year ago. The Company has been able to operate with a working capital deficiency because restaurant sales are conducted primarily on a cash basis, rapid turnover and frequent deliveries allow a limited investment in inventories, and food, beverages and supplies are purchased on credit.

Due to the high cost of suitable real estate and sites, the intense competition in the industry, and the Company's strategy of focusing on franchising, the Company does not currently plan to develop new Company restaurants. Accordingly, in addition to scheduled debt maturities/repayments for the remainder of fiscal year 1998 of approximately $398,000, the Company's capital requirements for the balance of the current fiscal year relate primarily to necessary or required capital improvements to restaurants and certain enhancements to corporate and restaurant management information systems. Such capital expenditures will be made as required, and will take into consideration the Company's current liquidity and working capital positions, as well as anticipated future cash flows from operations and other sources.

In connection with its strategy of focusing future growth in franchising restaurants, the Company has sold restaurants to franchisees and provided financing for such sales. Total notes receivable, which amounted to $8.7 million at February 28, 1998 (of which approximately $780,000 is due within one year), principally consist of notes arising from sales of restaurants to franchisees. Fifteen notes receivable at February 28, 1998 were delinquent, of which eight notes were formally in default. Subsequent to February 28, 1998, the Company reacquired five restaurants from franchisees whose notes payable to the Company were in default. The Company is pursuing collection of the remaining notes which are in default or delinquent, which may result in the reacquisition of additional restaurants by the Company. At February 28, 1998, the Company plans to sell additional restaurants to franchisees, and it is expected that such sales, when and if consummated, will also be financed by the Company.

As a result of fewer restaurants operated by the Company and a decline in same-store-sales, the Company's total revenues declined by 32.7% and 36.9% in the current quarter and nine month periods, respectively, as compared to the year earlier periods. At February 28, 1998, the Company had five Company operated restaurants under contract to be sold. If the Company consummates the sale of these restaurants, the Company's future total revenues would decline.

The Company expects that competition in the quick-service restaurant industry will continue to be intense and will remain so in the foreseeable future, resulting in continued pressure on sales and restaurant operating profit. Accordingly, continued emphasis will be placed on franchising non-traditional restaurants and certain of the Company's existing restaurants, improving the performance of Company and franchised restaurants, developing new products, enhancing the effectiveness of marketing programs, and overall improvement and possible refinements to the entire system. Additionally, the Company has co-branded a Miami Subs Grill restaurant with Arthur Treacher's, Inc., and has agreed to expand the co-branding test to an additional six to nine restaurants.

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

PART  II.    OTHER  INFORMATION

ITEM  L.    LEGAL  PROCEEDINGS

Reference is made to Part I, Item 3, Legal Proceedings, in the Company's Annual Report on Form
10-K for the fiscal year ended May 31, 1997 for a description of certain pending legal matters involving the Company. Other than as described below, there have been no material developments in such legal matters since May 31, 1997.

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

ITEM  5.    OTHER  INFORMATION

On February 27, 1998, the Company received a letter from the NASDAQ Stock Market, Inc. ("NASDAQ") notifying the company that its common stock is not in compliance with the new bid price requirement, pursuant to NASD Marketplace Rule 4450(a)(5), which became effective February 23, 1998. The letter provides the Company 90 calendar days, which expires May 28, 1998, in order to regain compliance with this standard. The Company may regain compliance if its common stock trades at or above the minimum requirement of $1.00 per share for at least 10 consecutive trade days. If the stock does not regain compliance within 90 days, NASDAQ will issue a de-listing letter which will identify the review procedures available to the Company. The Company's board of directors is considering available alternatives in order to come into compliance with this new requirement.


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

                                                     MIAMI  SUBS  CORPORATION


Date:  April 6, 1998                                 By:  /s/  Jerry W. Woda
                                                         -----------------------
                                                            JERRY  W.  WODA
                                                     Senior  Vice  President,
                                                     Chief Financial Officer,
                                                     and Principal Accounting
                                                     Officer