Form 10-K
period 1998-05-31
MIAMI SUBS CORP
filed 1998-08-26
CIK 875174

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
          (Mark  One)
          [  X  ]          ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR 15(D)
               OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934
               FOR  THE  FISCAL  YEAR  ENDED                    MAY 31, 1998
                                   OR
          [      ]          TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934
               For  the  transition  period  from  to
               Commission  file  number                  0-19623

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

                              Yes    X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of August 21, 1998, 28,244,340 shares of common stock were outstanding. On such date, the aggregate market value of the common stock held by non-affiliates of the Registrant, was approximately $7,121,000 (amount computed based on the closing price on August 21, 1998).

                     DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement which the Registrant will file with the Securities and Exchange Commission in connection with the Company's 1998 annual meeting of shareholders, are incorporated by reference in Part III of this Form 10-K.


                                    PART I
ITEM  1.    BUSINESS

INTRODUCTION

Miami Subs Corporation (hereinafter referred to as "Miami Subs" or the "Company") develops, owns, operates and franchises restaurants under the name "Miami Subs" and "Miami Subs Grill" ("Restaurants"). The Restaurants are designed to offer fresh quality food delivered in a fast-food environment similar to other fast food restaurants, and the quality, freshness and variety found at casual dining restaurants. The Restaurants feature fresh food prepared and cooked to order including hot and cold submarine sandwiches, various ethnic foods such as gyros, pita sandwiches and greek salads, flame grilled hamburgers and chicken breasts, chicken wings, fresh salads, ice cream and other desserts. The diverse, moderately priced menu is designed to attract a broad customer base and to encourage frequent visits. The Restaurants feature a distinct exterior highlighted with pink and blue neon and an interior decorated in tropical motif. The appearance is intended to create strong guest appeal and serves as an effective marketing tool.

The Company historically expanded principally through a strategy of leasing existing free-standing fast food restaurants and other properties, and converting them to Miami Subs Restaurants. Although the Company still believes that the strategy of converting existing properties will continue, competition for closed and under-performing properties has increased significantly in recent years, and fewer sites suitable for conversion are available. Accordingly, growth of traditional free-standing Restaurants requires more costly unit development, including the acquisition of raw land and construction of buildings. In order to supplement its traditional free-standing unit growth, the Company has developed various programs for franchisees involving non-traditional development, consisting of smaller Restaurants that could be located on tollroads, at airports, in convenience stores, retail and office buildings, and other non-traditional outlets. Typically, these Restaurants are smaller than the traditional Miami Subs Grill Restaurants and, where necessary, have involved modifications to food preparation and the menu. Because of the size and menu changes, sales at these non-traditional Restaurants typically are less than those of traditional Restaurants. During 1998, 19 Miami Subs restaurants opened, of which 12 were
new  non-traditional  restaurants.    At  May  31,  1998,  there  were  28
non-traditional  franchise  restaurants  in  the  system.

In addition to focusing its growth principally in non-traditional franchise development, the Company intends to pursue co-branding opportunities in the future. Since 1994, the Company has been involved in a co-branding agreement with Baskin-Robbins USA, Co. ("Baskin-Robbins) whereby certain Baskin-Robbins ice cream products are sold in approved Restaurants pursuant to a separate franchise agreement with Baskin-Robbins. As of May 31, 1998, 34 Company and franchised Restaurants sold Baskin-Robbins ice cream products. In August 1998, the Company entered into a co-branding licensing agreement with Arthur Treacher's, Inc. ("Arthur Treacher's), the third largest quick service seafood chain in the United States. Currently five existing Restaurants are selling Arthur Treacher's signature products. The Company intends to expand this arrangement during fiscal year 1999 to enable additional approved Restaurants to co-brand with Arthur Treacher's. Also in August 1998, the Company entered into a co-branding licensing agreement with BAB Holdings, Inc. which will provide for Miami Subs to sell Big Apple Bagels, My Favorite Muffins and Brewster's Coffee in the Restaurants. The Company intends to begin a test of the sale of such products in a Company Restaurant during fiscal year 1999.

Competition in the quick service restaurant industry has been and continues to be intense and is expected to remain so in the future. In response to intense industry competition, aggressive pricing and marketing by larger national chains, and in an attempt to mitigate same-store-sales declines and lower average unit volumes that the Miami Subs Grill system has been experiencing, in 1998 the Company implemented strategic changes to its marketing programs, began offering alternative, lower-priced menu items in the Restaurants, and focused on improving customer service. Although these programs resulted in a lower check average and higher food costs as a percentage of sales during 1998, overall guest counts increased significantly and same-store-sales trends improved throughout the year. The Company intends to continue to pursue this strategic operating direction, however, there can be no assurance that these strategies, or other marketing and operating strategies that the Company may take, will be successful.

As  of  May  31,  1998,  the  Company's  restaurant  system  consisted  of 191
Restaurants, of which 130 of the Restaurants were located in Florida, 53 Restaurants were located in 15 other states, and eight Restaurants were located in Ecuador, Puerto Rico, and the Dominican Republic. Of the total Restaurants in the system, 17 were Company operated and 174 were operated by franchisees. The Company intends to focus its future growth on franchise development, with the objective of expanding the franchise system principally in existing markets, as well as nationally and internationally. In part due to the limited number of Restaurants located in other states and the impact that this has on the ability to advertise, the Restaurants operating outside of Florida have generally not been as successful as the Restaurants operating in Florida. Additionally, as a result of the current concentration of restaurants in Florida, the Company and its Florida franchisees could be more severely affected by any adverse economic conditions in Florida than would a more geographically diversified restaurant company.

At May 31, 1998, franchisees operated 174 of the 191 Restaurants in the system. The Company receives royalty and advertising fees from its franchised Restaurants, and also receives lease/sub-lease rental income from certain of the franchised Restaurants (see Item 2. "Properties"). In addition, the Company has guaranteed certain third party equipment and property leases for certain franchisees and has financed the sale of Restaurants to franchisees. Accordingly, the Company's success and future profitability will be substantially dependent on the management skills and success of its existing franchisees. In addition, expansion of the chain will be dependent on the Company's ability to attract qualified franchisees who will be able to successfully develop and operate Restaurants.

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

THE  MIAMI  SUBS  CONCEPT

Miami Subs Restaurants feature moderately priced lunch, dinner and snack foods, including hot and cold submarine sandwiches, various ethnic foods such as gyros, pita sandwiches and Greek salads, flame grilled hamburgers and chicken breasts, chicken wings, fresh salads, ice cream and other desserts. Soft drinks, iced tea, coffee, beer and wine are also offered. Menu items are generally priced between $1.49 and $5.29.

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

Pursuant to an agreement with Baskin-Robbins, Baskin-Robbins ice cream products may be sold in approved Restaurants pursuant to a separate franchise agreement with Baskin-Robbins. Under the agreement, the Company performs training, operational monitoring and guidance over the Baskin-Robbins products being sold in the Restaurants. As of May 31, 1998, seven of the Company operated Restaurants and 27 franchised Restaurants sell Baskin-Robbins ice cream products. Branded ice cream products, including Edy's, McArthur's, Hershey's, Blue Bunny, Colombo, Bressler's, Haagen-Daz, and other local brands, are also sold in 50 other Restaurants.

The Restaurants feature a distinctive decor unique to the Miami Subs concept. The exterior of free-standing restaurants feature an unusual roof design and neon pastel highlights for easy recognition. Interiors have a tropical motif in a neon pink and blue color scheme with murals of fish, mermaids, flamingos and tropical foliage. Exteriors and interiors are brightly lit to create an inviting, active ambience to distinguish the Restaurants from its competitors.
 At May 31, 1998, 155 of the existing Miami Subs Restaurants are located in freestanding buildings, consisting of approximately 2,000 to 5,000 square feet.

Miami Subs Restaurants are typically open seven days a week, generally open at 10:30 am, and many of the Restaurants have extended late-night hours. Indoor service is provided at a walk-up counter where the customer places an order and is given an order number and a drink cup. The customer then proceeds to a self service soda bar while the food is prepared to order. Typical time from order to pick-up is approximately five minutes.

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

NON-TRADITIONAL  RESTAURANTS

Restaurants in the Miami Subs system historically were developed primarily through conversions of existing, free-standing properties. Although the
Company still believes that the strategy of converting existing properties will continue, competition for closed and under-performing properties has increased significantly in recent years, and fewer acceptable sites suitable for conversion have been available. Accordingly, the Company has developed and initiated various programs for franchisees involving non-traditional restaurant development, consisting of smaller Restaurants that could be located on tollroads, at airports, in convenience stores, retail and office buildings, and other non-traditional locations. Typically, these Restaurants are smaller and less costly to develop and operate than the traditional Miami Subs Grill Restaurants. With the exception of many of the airport locations, the sales in the non-traditional Restaurants are typically significantly lower than the standard free-standing Restaurant. In addition, where appropriate, certain modifications have been made to food preparation and delivery procedures and the standard menu has been revised.

During  fiscal  year  1998, 12 of the 19 new Restaurants opened by franchisees
were  non-traditional  Restaurants.    At  May  31,  1998,  there  were  28
non-traditional Restaurants in the system, including five Restaurants located in convenience store/gas stations; eight Restaurants located in airport facilities; seven Restaurants located in retail locations; two located in turnpike facilities; and two "in-line" locations.

CO-BRANDING

In addition to co-branding with Baskin-Robbins in 34 Restaurants, and selling branded ice cream products in 50 other Restaurants, in 1998 the Company began a co-branding test with Arthur Treacher's providing for the sale of certain of Arthur Treacher's signature products in Miami Subs restaurants. Currently five existing Restaurants are selling Arthur Treacher's products, and several additional Company and franchised Restaurants have been approved and are scheduled to introduce Arthur Treacher's products over the next several months. Depending on the initial results from these co-branded Restaurants, the Company may expand the program throughout the system.

Also in August 1998, the Company entered into a co-branding licensing agreement with BAB Holdings, Inc. which will provide for Miami Subs to sell Big Apple Bagels, My Favorite Muffins and Brewster's Coffee in the Restaurants. The Company intends to begin a test of the sale of such products in a Company Restaurant during fiscal year 1999.

The Company intends to consider additional co-branding opportunities to sell branded products in the Restaurants in the future.

COMPANY  OPERATED  RESTAURANTS

During the past two years, the Company has focused its growth and operating strategy on franchising, and as part of this strategy, the Company sold/franchised many of its Company operated Restaurants to franchisees. At May 31, 1998, the Company operated 17 Restaurants, of which eight are located in Florida, six are located in Texas, two are located in Georgia, and one is located in New York. The Company currently plans on franchising the Restaurants located in Texas and Georgia.

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

In an effort to maximize operating profits and to enhance product quality for Company operated and franchised Restaurants, the Company maintains a purchasing department that works with suppliers on behalf of the entire system to obtain high quality products and services at competitive prices. The purchasing department approves all products and product specifications, and has also private labeled certain products. The Company utilizes a national food distributor which enables the Company and its franchisees to order and receive deliveries of most of its food and paper products directly through the distributor. The Company believes that this arrangement is efficient and cost effective and facilitates quality control. The Company believes that a majority of its franchisees use the Company's suppliers; however, a franchisee may use an alternate source for its supply needs that complies with Company specifications upon approval by the Company.

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

The Company also provides development and construction support services to its franchisees. Plans and specifications for the Restaurants are reviewed and approved by the Company before improvements begin. The Company's personnel typically visit the facility during construction to meet with the franchisee's site contractor and to verify that construction standards are met.

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

Franchise  Agreements.    Each  franchisee is required to execute a standard
franchise agreement with the Company relating to the operation of each Restaurant. Currently, the term of the franchise agreement is between five and 20 years, and the initial franchise fee is $25,000 for traditional
Restaurants  and  $15,000  for  certain  non-traditional  Restaurants.    The
franchise agreement provides for the payment of a monthly royalty fee based on gross sales for the term of the franchise agreement, and additional charges based on a percentage of sales to support various system-wide and local advertising funds.

Development  Agreements.    In addition to individual franchise agreements,
the Company from time to time has entered into development agreements with certain franchisees. The development agreement establishes a minimum number of Restaurants that the franchisee is committed to open in an agreed upon exclusive area during the term of the agreement. In addition to receiving a franchise fee for each Restaurant opened, the Company also receives a non-refundable fee based upon the number of Restaurants committed to be opened under the agreement.

During fiscal year 1998, 19 new franchised Restaurants opened, including seven traditional Restaurants and 12 non-traditional Restaurants, and thirteen franchised restaurants closed. At May 31, 1998, there were 174 franchise Restaurants in the system, including 28 non-traditional Restaurants.



Restaurant  Locations

At May 31, 1998, there were 191 Miami Subs Restaurants operating in the system, of which 17 were operated by the Company and 174 were operated by
franchisees.    The  following  table  sets  forth  the  locations  of  such
Restaurants.



                    Company
                    Operated  Franchised
                    --------  ----------

Florida                    8         122
North Carolina             -          14
South Carolina             -           5
Georgia                    2           1
Tennessee                  -           3
Virginia                   -           2
Kentucky                   -           2
Texas                      6           3
New Jersey                 -           3
New York                   1           1
Pennsylvania               -           5
Indiana                    -           1
Connecticut                -           1
New Hampshire              -           1
Kansas                     -           1
Minnesota                  -           1

Ecuador                    -           5
Puerto Rico                -           2
Dominican Republic         -           1
                    --------  ----------
Total                     17         174
==================  ========  ==========



MARKETING

The physical facility of each Miami Subs Restaurant represents a key component of the Company's marketing strategy. The Restaurants have well-lit exteriors featuring a distinctive roof design, an abundance of pastel neon lights and a lively interior featuring a tropical motif which the Company believes creates strong appeal during the day and night.

The Company's advertising programs principally utilize radio and print, and carries the theme that Miami Subs offers a variety of menu selections at competitive, fast food prices. The Company's radio advertisements are broadcast principally in markets where there are sufficient Restaurants to benefit from such advertisements.

EMPLOYEES

At August 1, 1998, the Company employed 243 full-time and 251 part-time employees. 464 of the employees work in the Company's Restaurants and the remaining 30 are administrative, supervision, and support personnel. None of the employees belong to a labor union, and the Company believes its employee relations to be good.

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

TRADEMARKS

The Company believes its trademarks and service marks are of significant value and an important marketing tool. The Company has registered the marks "Miami Subs and Design" and "Miami Subs Grill and Design" with the United States Patent and Trademark Office. In addition, the marks have been registered in the states of Florida, Georgia, South Carolina, and Louisiana, and various foreign countries.

COMPETITION

The fast food restaurant industry is highly competitive and can be significantly affected by many factors, including changes in local, regional or national economic conditions, changes in consumer tastes, consumer concerns about the nutritional quality of quick-service food and increases in the number of, and particular locations of, competing restaurants. Factors such as inflation, increases in food, labor and energy costs, the availability and cost of suitable sites, fluctuating interest and insurance rates, state and local regulations and licensing requirements and the availability of an adequate number of hourly paid employees can also adversely affect the fast food restaurant industry. Multi-unit restaurant chains like the Company can also be substantially adversely affected by publicity resulting from food quality, illness, injury, or other health concerns. Major chains, which have substantially greater financial resources and longer operating histories than the Company, dominate the fast food restaurant industry. The Company competes primarily on the basis of location, food quality, price and menu diversity. Changes in pricing or other marketing strategies by these competitors can have an adverse impact on the Company's sales, earnings and growth. In response to intense industry competition and aggressive pricing and marketing by larger national chains and in an attempt to mitigate same-store-sales declines that the Miami Subs Grill system has been experiencing, in 1998 the Company introduced lower-priced items on its menu and competitively priced new products. There can be no assurance that these strategies will be successful or that the Company will be able to compete effectively against its competitors. In addition, with respect to the sale of franchises, the Company competes with many franchisors of restaurants and other business concepts for qualified and financially capable franchisees.

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

Alcoholic beverage control regulations require each of the Restaurants that sell such products to apply to a state authority and, in certain locations, county and municipal authorities for a license or permit to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. The Company has never had an alcoholic beverage license revoked. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the Restaurants, including minimum age of customers and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. At May 31, 1998, the Company offered for sale beer and wine in 13 of its existing Company operated Restaurants. Each of these Restaurants have current alcoholic beverage licenses permitting the sale of these beverages.

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

At May 31, 1998, the Company owned or leased the following number of restaurant properties which are used in its operations:





                                                                                                 Company
                                                                                              Restaurants(1)
                                                                                              --------------

Lease land and building                                                                                   14
Lease land and own building                                                                                4
Own land and building                                                                                      1
                                                                                              --------------
Total                                                                                                     19
============================================================================================  ==============

(1)  Includes two restaurants which were temporarily closed for renovations at May 31, 1998.


                                                                                                   Restaurants
                                                                                              Leased/Sub-Leased to
                                                                                              Franchisees or Others
                                                                                              ---------------------

Lease land and building                                                                                          56
Lease land and own building                                                                                       2
Own land and building                                                                                             2
                                                                                              ---------------------
Total                                                                                                            60
============================================================================================  =====================

(1)  Includes two restaurants which were temporarily closed for renovations at May 31, 1998.



Properties leased by the Company generally provide for an initial term of up to 20 years and renewal terms of five to 20 years. The leases generally provide for fixed rentals plus adjustments based on changes in the consumer price index or percentage rentals on gross sales. Restaurants and other facilities are leased/sub-leased to franchisees or others on terms which are generally similar to the terms in the Company's lease with the third-party landlord, except that in certain cases the rent has been increased. The Company remains liable for all lease costs when properties are sub-leased to franchisees or others. Ten of the Company restaurants and 11 of the restaurants leased/subleased to franchisees are located outside of Florida.

The Company owns its executive headquarters, an approximate 8,500 square foot facility located in Fort Lauderdale, Florida and leases an approximate 4,200 square foot facility in Fort Lauderdale which is used for training and product development and testing. The Company believes that these facilities are adequate  and  suitable  for  its  current  needs.

ITEM  3.    LEGAL  PROCEEDINGS

In January, 1992, the Company filed a Petition for Declaratory Judgment against the Murray Family Trust/Kenneth Dash Partnership ("F/D"), case number 91-E1077 filed in the Superior Court Northern District of Hillsborough County, New Hampshire. The Company sought to dissolve an alleged joint venture between the Company and F/D to develop Miami Subs restaurants in New England. F/D opposed the dissolution, counterclaimed, and sought damages arising from amounts expended in developing new locations and lost profits from the termination of the joint venture. A bench trail was completed in April 1995, and although the court issued its ruling in favor of the Company on virtually all of F/D's counterclaims, it awarded F/D damages in the amount of $241,000 plus costs and attorney fees. The case was appealed by both the Company and F/D, and in November 1996, the appeal was argued before the Supreme Court of New Hampshire. In December 1997, the Supreme Court ruled in favor of the Company, vacated the damage award, reversed the award of attorney fees, and remanded to a trial court for a determination of damages for the alleged breach of fiduciary duty to F/D. In May 1998, the trial court awarded F/D compensatory damages in the amount of $200,000, which is being appealed by the Company.

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





                                  HIGH      LOW
                                ---------  ------

Fiscal Year Ended May 31, 1997
First Quarter                   $1  13/16  $31/32
Second Quarter                   1  15/16    9/16
Third Quarter                       31/32   19/32
Fourth Quarter                    1  5/32     1/2

Fiscal Year Ended May 31, 1998
First Quarter                   $ 1  5/32  $41/64
Second Quarter                    1  1/32     5/8
Third Quarter                         5/8     3/8
Fourth Quarter                        3/4    9/16






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

The Company's common stock is subject to delisting from the Nasdaq National Market since it is not in compliance with the minimum bid price requirement pursuant to NASD Marketplace Rule 4450(a)(5), which became effective February 23, 1998. The Company requested a temporary exception to the new listing requirement, which was denied by the Nasdaq Listing Qualifications Panel. On August 4, 1998, the Company requested an oral hearing to appeal the decision of the Panel. Pending the outcome of the oral hearing, delisting of the Company's common stock has been stayed. There can be no assurance of the outcome of the oral hearing. If the Company's Common Stock were delisted, it would likely begin trading on the OTC Bulletin Board.



ITEM  6.  SELECTED  CONSOLIDATED  FINANCIAL  DATA

The selected consolidated financial data in the following table is qualified in its entirety by, and should be read in conjunction with the consolidated financial statements and notes thereto and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."




                                                                  Year Ended    Year Ended    Year Ended    Year Ended
                                                                 ------------  ------------  ------------  ------------

                                                                   MAY 31,       May 31,       May 31,       May 31,
                                                                     1998          1997          1996          1995
                                                                 ------------  ------------  ------------  ------------

OPERATIONS STATEMENT DATA
Restaurant sales                                                 $     18,088  $    28,180   $     32,398  $    27,148
Franchise revenues                                                      4,293        4,514          4,720        3,920
Net gain from sales of restaurants/other                                   25          868            117          112
Interest income and other revenues                                      1,028          871            677          716
                                                                 ------------  ------------  ------------  ------------
Total                                                                  23,434       34,433         37,912       31,896
                                                                 ------------  ------------  ------------  ------------

Restaurant operating costs                                             17,138       26,042         28,573       23,942
General, administrative and franchise costs                             3,336        5,667          6,351        6,390
Depreciation and amortization                                           1,444        1,837          1,942        1,544
Interest expense - net                                                    780          903            741          581
Loss on impairment of restaurants                                           -          375              -            -
                                                                 ------------  ------------  ------------  ------------
Total                                                                  22,698       34,824         37,607       32,457
                                                                 ------------  ------------  ------------  ------------

Income (loss) before taxes                                                736         (391)           305         (561)
Provision for income taxes                                                211            -              -            -
                                                                 ------------  ------------  ------------  ------------

Net income (loss)                                                $        525  $      (391)  $        305  $      (561)
                                                                 ============  ============  ============  ============

Basic and diluted net income (loss) per share                    $        .02  $     ( .01)  $        .01  $     ( .02)
                                                                 ============  ============  ============  ============

BALANCE SHEET DATA
Total assets                                                     $     30,326  $    32,481   $     36,361  $    33,042
Current assets                                                          5,456        5,323          6,066        5,180
Notes receivable - long term                                            6,076        8,073          3,778        3,530
Current liabilities                                                     5,368        6,443          7,645        6,785
Long-term portion of notes payable and capitalized leases               5,613        6,288          7,955        6,249
Deferred franchise fees and other deferred income                       1,577        2,088          1,712        2,241
Shareholders' equity                                                   16,033       15,508         16,943       15,053

OTHER DATA
Restaurants opened during the year                                         19           18             24           21
                                                                 ============  ============  ============  ============
Restaurants at year end:
  Company operated                                                         17           17             37           30
  Franchised                                                              174          170            140          130
                                                                 ------------  ------------  ------------  ------------
  Total                                                                   191          187            177          160
                                                                 ============  ============  ============  ============

System-wide sales                                                $    148,637  $   151,201   $    145,517  $   138,963
Average annual sales per restaurant(1)                           $        841  $       869   $        888  $       920
                                                                 ============  ============  ============  ============
Percent decrease in "same store sales"                                 (7.0)%        (5.5)%        (3.8)%        (3.6)%
===============================================================  ============  ============  ============  ============

(All dollar amounts in thousands, except for per share amounts)



                                                                  Year Ended
                                                                 ------------

                                                                   May 31,
                                                                     1994
                                                                 ------------

OPERATIONS STATEMENT DATA
Restaurant sales                                                 $    22,190
Franchise revenues                                                     3,207
Net gain from sales of restaurants/other                                 332
Interest income and other revenues                                       513
                                                                 ------------
Total                                                                 26,242
                                                                 ------------

Restaurant operating costs                                            19,925
General, administrative and franchise costs                            5,936
Depreciation and amortization                                          1,318
Interest expense - net                                                   381
Loss on impairment of restaurants                                      2,452
                                                                 ------------
Total                                                                 30,012
                                                                 ------------

Income (loss) before taxes                                            (3,770)
Provision for income taxes                                                 -
                                                                 ------------

Net income (loss)                                                $    (3,770)
                                                                 ============

Basic and diluted net income (loss) per share                    $     ( .16)
                                                                 ============

BALANCE SHEET DATA
Total assets                                                     $    26,102
Current assets                                                         6,832
Notes receivable - long term                                           2,197
Current liabilities                                                    5,964
Long-term portion of notes payable and capitalized leases              2,832
Deferred franchise fees and other deferred income                      2,185
Shareholders' equity                                                  13,403

OTHER DATA
Restaurants opened during the year                                        29
                                                                 ============
Restaurants at year end:
  Company operated                                                        19
  Franchised                                                             129
                                                                 ------------
  Total                                                                  148
                                                                 ============

System-wide sales                                                $   125,706
Average annual sales per restaurant(1)                           $       945

Percent decrease in "same store sales"                                 (3.1)%
===============================================================  ============

(All dollar amounts in thousands, except for per share amounts)


(1)    Computed for all Restaurants that were in operation for the entire 12 months during the year, except for certain non-traditional  restaurants.








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

In connection with the Company's strategy of focusing growth and operations in franchising, the Company restructured and reduced its corporate infrastructure and sold or transferred 24 Company operated restaurants to franchisees during fiscal years 1998 and 1997. As a result of the reduction in the number of Company operated restaurants, the Company's revenues declined by 31.9% and 9.2% in 1998 and 1997, respectively, and as a result of the corporate restructuring, the Company reduced its general and administrative costs by 41.1% in 1998. The Company currently plans on franchising up to eight of the restaurants that it operates at May 31, 1998. Upon the consummation of the sale of these restaurants, the Company's future revenues would also decline.

The Company's ability to sustain profitability will, among other factors, be dependent on improvement of sales and operating margins in existing Company and franchised restaurants, successful expansion of its franchise base, its ability to control future operating costs, and the successful opening and operation of new restaurants by franchisees.

During fiscal year 1998, the Company reacquired seven restaurants from franchisees, sold/transferred five restaurants to franchisees, and franchisees opened 19 new restaurants. Also during 1998, two Company operated restaurants and 13 franchised restaurants closed. At May 31, 1998, there were 191 restaurants in the system, consisting of 17 Company operated and 184 franchised restaurants.


COMPARISON  OF  FISCAL  YEAR  1998  TO  1997

Total  Revenues

Total Company revenues declined 31.9% to $23.4 million in fiscal year 1998, as compared to $34.4 million in fiscal year 1997. The decrease in total revenues was primarily due to the conversion from Company to franchise operations and the resulting sales of Company operated restaurants to franchisees, which in large part occurred during the second half of fiscal year 1997.

Restaurant  Sales

The Company's total restaurant sales decreased approximately 35.8% to $18.1 million in 1998, as compared to $28.2 million in 1997. The decrease in sales resulted principally from franchising during the second half of 1997 many of the restaurants previously operated by the Company. During 1997, the Company sold/transferred 19 restaurants to franchisees, and during 1998, the Company sold/transferred five restaurants to franchisees.

In order to address declining unit level sales and customer counts in its restaurants, in 1998 the Company implemented strategic changes to its marketing programs, added alternative, lower-priced items to its menu, and focused on improving customer service. As a result of these strategic changes, the Company experienced overall higher guest counts in many of its core restaurants during the year and a lower per customer check average. Throughout the year, same-store-sales in Company operated restaurants improved each quarter during 1998, from negative 6.4% in the first quarter of the year to positive 2.6% in the fourth quarter. For the year, same store sales for Company operated restaurants (computed for restaurants operated by the Company since December 1995) was negative 2.6%. There can be no assurance that these strategic changes will continue to result in an improvement in same store sales.
At May 31, 1998, Company operated restaurants were located in Florida (8); Texas (6), Georgia (2), and New York (1). The Company currently plans to sell to franchisees the restaurants located in Texas and Georgia, and three of these restaurants are under contract for sale to franchisees. There can be no assurance that the remaining restaurants will be sold on terms acceptable to the Company.

Revenues  From  Franchised  Restaurants

Revenues from franchised restaurants declined approximately 4.9% to $4.3 million in 1998, as compared to $4.5 million in 1997. Franchise revenues in 1997 included $400,000 in franchise fees from the sale of Company restaurants to franchisees, and franchise revenues in 1998 included $190,000 resulting from the expiration and termination of an area development agreement with a former franchisee.

In 1998, 19 franchised restaurants opened (of which 12 were non-traditional restaurants), the Company sold/transferred five restaurants to franchisees and reacquired seven restaurants from franchisees, and 13 franchised restaurants closed. At May 31, 1998, there were 174 franchised restaurants in the system, as compared to 170 at May 31, 1997.

In August 1998, the Company began to initiate throughout the system strategic changes to marketing programs, additions to the standard menu to add certain lower-priced items, and implemented programs to improve customer service. The Company believes that these programs were largely responsible for an improvement in same-store-sale trends at franchised restaurants experienced each quarter during the year, from negative 10.4% in the first quarter of the year to negative 5.1% in the fourth quarter. For the year, same-store-sales at franchised restaurants (computed for restaurants operated by franchisees since December 1995) was negative 7.5%.

Royalty revenues have been adversely affected in 1998 and 1997 due to the non-payment and non-accrual of royalty fees from a number of franchised restaurants. At May 31, 1998, 24% of the franchised units in operation have been granted a temporary waiver from paying royalty fees or were delinquent and not paying royalty fees to the Company.

The Company leases/subleases principally Miami Subs restaurant facilities to franchisees and revenues have been adversely affected in 1998 from the delinquency and default of certain of these leases/subleases. During 1998, the Company defaulted and terminated seven delinquent leases and acquired possession of the restaurants. Six of these restaurants were subsequently sold/transferred and released to new franchisees and one restaurant closed as a result of an eminent domain proceeding. At May 31, 1998, 10 restaurants which are leased/subleased to franchisees are in various stages of delinquency. Although the Company currently expects that these delinquencies will be satisfactorily resolved by the franchisees, there can be no assurance that it will not be necessary for the Company to acquire possession of these or other restaurants in the future.

System-Wide  Sales

System-wide sales, which includes sales from Company operated and franchised restaurants, decreased approximately 1.7% to $148.6 million in 1998, as compared to $151.2 million in 1997. "Same store sales" for all units in the system improved each quarter during the year, from negative 10.1% in the first
quarter,  to  negative  4.5%  in  the  fourth  quarter.    For  the  year,
same-store-sales for all restaurants (which was computed for restaurants open since December 1995) declined by approximately 7.0%.

Net  Gain  From  Sales  of  Restaurants

In connection with the Company's strategy to focus growth and operations in franchising, the Company sold/transferred five restaurants to franchisees during 1998, as compared to 19 restaurants in 1997. Gains on the sales of restaurants are dependent on the Company's basis in and the overall performance of such units. Gains realized are recorded as income when the sales are consummated and other conditions are met, including the adequacy of the down payment and the completion by the Company of its obligations under the contracts. Losses on the sale of restaurants are recognized at the time of sale. As a result of sales of restaurants, the Company recognized net gains of $25,000 in 1998, as compared to $868,000 in 1997. Total deferred gains on the sales of restaurants amounted to $757,000 at May 31, 1998 and total notes receivable (principally resulting from sales of restaurants) amounted to $7.1 million at May 31, 1998. Nine individual notes receivable which are due from four franchisees and totaling approximately $1.8 million (net of deferred fees and credits) were delinquent in monthly payments due to the Company at May 31, 1998. Although the Company intends to sell other existing restaurants in the future, there can be no assurance that any such sales will be consummated or that gains will be realized.

Restaurant  Operating  Costs

Restaurant  operating  costs  amounted  to  $17.1  million or 94.7% of Company restaurant sales in 1998, as compared to $26.0 million or 92.4% of sales in 1997. The increase in restaurant operating costs as a percent of sales was principally due to the higher food cost percentage incurred at the Company's restaurants as a result of certain lower priced menu items that the Company began offering in the restaurants in connection with the Company's efforts during the year to increase guest counts and stimulate sales.

General,  Administrative  and  Franchise  Costs

General, administrative and franchise costs amounted to approximately $3.3 million or 14.2% of total revenue in 1998, as compared to $5.7 million or 16.5% of total revenue in 1997. General, administrative and franchise costs in 1998 reflect a reduction in accruals for certain legal matters which were resolved during the year and other non-recurring reductions totaling approximately $284,000. Included in general, administrative and franchise costs in 1997 are accrued severance costs payable to the Company's former president, an accounting charge associated with the resolution of an outstanding note receivable, and costs associated with relocating and consolidating an administrative facility. Such costs and other charges amounted to approximately $601,000 in 1997.

In connection with the Company's strategy of focusing growth and operations in franchising and as a result of the sale of Company restaurants to franchisees, the Company has been able to restructure and reduce its corporate infrastructure and the number of non-restaurant employees, and has taken other cost control measures resulting in a decrease in recurring administrative costs in 1998 as compared to 1997. The Company is maintaining strict cost controls in all areas of its business, and does not currently expect any significant increase to current operating levels.

Depreciation  Expense

Depreciation expense, which principally relates to Company operated restaurants, declined by 21.4% to 1.4 million in 1998 as a result of sales of Company restaurants to franchisees.

Interest  Expense

Interest expense decreased 13.6% to $780,000 in 1998, as compared to $903,000 in 1997, principally reflecting lower average debt levels outstanding in 1998.

Loss  on  Impairment  of  Restaurants

During 1997 and in conjunction with the Company's franchise strategy, several Company operated restaurants were identified for sale to franchisees. At May 31, 1997, the Company provided a reserve of $375,000 to provide for the intended sale of certain of these restaurants which have not yet been sold.

Provision  for  Income  Taxes

The Company's federal income tax returns for fiscal years 1991 through 1996, inclusive, have been examined by the internal Revenue Service and the IRS has issued reports for such years reflecting substantial adjustments to previously filed tax returns. The Company, through its outside counsel, has appealed many of the proposed adjustments. If the Company is not successful in its appeal, the Company's net operating loss carryovers would be substantially absorbed by the proposed adjustments and significant amounts of additional taxes and penalties would be due. The Company believes that the accruals that it has provided in connection with this matter are adequate. Due to the possible loss of net operating loss carryovers, the Company is providing for estimated income taxes on its current operating results.


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

"Same-store-sales" in Company operated Restaurants (which is computed for restaurants open since December 1994) declined by approximately 3.1% in 1997. The Company attributes the decline in same-store-sales in large part to intense industry competition and aggressive price discounting and marketing by larger national chains. In response to such conditions, the Company introduced lower priced "combo meals" and utilized extensive discounting and couponing programs in an effort to increase customer traffic and sales. In the fourth quarter of the current year, the Company ceased the couponing programs, lowered prices of certain products on its menu, introduced a selection of lower priced products, and commenced direct local store marketing efforts.

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

In 1997, 18 franchised restaurants opened (of which 11 were non-traditional restaurants), the Company sold 19 of its restaurants to franchisees, and seven franchised restaurants closed. Royalty income in 1997 amounted to $3,680,000, as compared to $3,752,000 in 1996. Although the number of franchised restaurants increased during 1997, a decrease of approximately 5.6% in "same-store-sales" at franchised restaurants, lower average unit sales at franchised restaurants, and the non-payment and non-accrual of royalty fees from an increased number of franchisees adversely affected royalty income in the current year. At May 31, 1997, 19% of the franchised units in operation had been granted a temporary waiver from paying royalty fees or were delinquent and not paying royalty fees to the Company.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

During 1998, the Company's principal sources of cash were from net cash provided by operating activities of $1,205,000, principal payments received on notes receivable of $845,000, and borrowings of $425,000. The Company's principal uses of cash in 1998 were for scheduled debt repayments and maturities of $1,714,000 and property renovations and improvements of $264,000. Cash and cash equivalents at May 31, 1998, amounted to $3,457,000 (which includes unexpended marketing fund contributions of $970,000), as compared to $2,940,000 (including $683,000 in unexpended marketing fund contributions) at May 31, 1997. At May 31, 1998, the Company's working capital improved to $88,000, as compared to a deficiency of $1,234,000 at May 31, 1997. The Company is able to operate with a low working capital position or deficiency because restaurant operations are conducted primarily on a cash basis, rapid turnover and frequent deliveries allow a limited investment in inventories, and accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

The principal sources of funds for fiscal year 1999 are expected to be derived from operating activities and principal payments due on notes receivable. The Company's ability to achieve or increase its projected sources of funds in 1999 will be dependent on a number of factors, including improvement of sales and restaurant operating margins in both Company and franchised restaurants, improved collections of royalty fees, the timely payment of lease/sublease obligations of certain franchisees, and the timely repayment of principal and interest on notes payable to the Company. There can be no assurance that the Company will be able to achieve or increase its projected sources of funds in 1999.

Although the Company does not currently plan to develop any new Company restaurants in fiscal year 1999, it does intend to make certain capital expenditures to certain Company operated restaurants in connection with a co-branding agreement with Arthur Treacher's, Inc. and BAB Holdings, Inc. The estimated cost of these improvements, other planned capital improvements and funds required for the acquisition of a restaurant from a franchisee are not expected to exceed approximately $650,000. In addition to these planned capital expenditures, the Company's scheduled debt maturities/repayments are approximately $1.1 million in 1999.

During fiscal years 1998 and 1997, and in connection with its strategy of focusing growth and operations in franchising, the Company sold/transferred 24 restaurants to franchisees. The Company provided financing for such sales totaling approximately $6.5 million, and total notes receivable amounted to $7.1 million at May 31, 1998, of which approximately $1.1 million is due in 1999. During 1998, the Company reacquired seven restaurants which had previously been sold to franchisees and financed by the Company as a result of defaults under the notes payable to the Company. Six of these restaurants were subsequently sold/transferred to new franchisees and one restaurant closed. Nine individual notes receivable which are due from four franchisees and totaling approximately $1.8 million (net of deferred fees and credits) were delinquent in monthly payments due to the Company at May 31, 1998. The Company currently plans to sell to franchisees eight of the restaurants that it operates at May 31, 1998, and it is expected that such sales, when and if consummated, will also be financed by the Company.

Principally as a result of the sale of Company operated restaurants over the past two years, the Company's total revenues declined by 31.9% in 1998 and 9.2% in 1997. The Company currently plans to sell to franchisees eight of the restaurants that it operates at May 31, 1998. If the Company consummates the sale of additional planned restaurants, the Company's future total revenues would decline.

The Company expects that competition in the quick-service restaurant industry will continue to be intense and will remain so in the foreseeable future, resulting in continued pressure on sales and operating profit, and slower development of traditional restaurants by franchisees. The Company intends to pursue a co-branding licensing agreement with Arthur Treacher's, Inc. which would enable both Company and franchised restaurants to sell certain Arthur Treacher's signature products in Miami Subs restaurants. The Company also intends to pursue other co-branding opportunities. In addition to pursing these opportunities, continued emphasis will be placed on franchising non-traditional restaurants and certain of the Company's existing restaurants, improving the performance of Company and franchised restaurants, developing new products, enhancing the effectiveness of marketing programs, and overall improvement and possible refinements to the entire system. The Company's ability to significantly expand and develop additional Company restaurants will ultimately depend on a number of factors, including unit level profitability and the Company's overall profitability and cash flow, the availability and cost of suitable locations, and the availability of adequate equity or debt financing. There can be no assurance that the Company will be successful in achieving these objectives.

Inflation

The Company does not believe that inflationary factors have had a significant effect on Company operations in the past three years. Any significant increase in inflation could affect Company operations as a result of increased costs for food and labor, as well as increased occupancy and equipment costs.

During 1998, the Company introduced certain new, lower-priced products and lowered the price of certain existing products on its menu. Principally as a result of these changes, the Company experienced lower profit margins in its restaurants in 1998. The Company expects that greater volume purchase discounts on food and supplies may be available in the future as the restaurant chain grows, which could partially offset the impact of these changes and any future cost increases.

Seasonality

The Company does not expect seasonality to affect its operations in a materially adverse manner. However, the Company's restaurant sales during its first and fourth fiscal quarters are generally higher than its second and third quarters due to the location of the majority of its restaurants in Florida.

New  Accounting  Pronouncements

In April 1998, the Financial Accounting Standards Board issued Statement of Position (SOP 98-5) "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred and is effective for financial statements for fiscal years beginning after December 15, 1998. Under these new requirements, pre-opening costs associated with the opening of new restaurants would be required to be expensed as incurred. Although no such costs were incurred in 1998, the Company previously capitalized and amortized such costs over a one year period. Since the Company does not currently intend to open new Company operated restaurants, the adoption of this statement is not expected to have a significant impact on the Company's operations.
Year  2000

The Company has undergone an internal evaluation of its computer systems and has determined that its existing computer systems are or will be Year 2000 compliant with minimum modifications. The Company expects that these modifications will be completed during fiscal year 1999 and they are not expected to have a material impact on the Company's business, operations or its financial condition. Additionally, the Company has addressed the Year 2000 issue with its point of sale providers and understands that these systems will also be Year 2000 compliant. The Company cannot predict the effect of the Year 2000 problem on the vendors and others with which the Company transacts business and there can be no assurance that the effect of the Year 2000 problem on such entities will not have a material adverse effect on the Company's business.

Forward-Looking  Statements

Certain statements contained in this report are forward-looking statements which are subject to a number of known and unknown risks and uncertainties that could cause the Company's actual results and performance to differ materially from those described or implied in the forward-looking statements. These risks and uncertainties, many of which are not within the Company's control, include, but are not limited to economic, weather, legislative and business conditions; the availability of suitable restaurant sites on reasonable rental terms; changes in consumer tastes; ability to continue to attract franchisees; the ability to purchase primary food and paper products at reasonable prices; no material increases in the minimum wage; and the Company's ability to attract competent restaurant and managerial personnel.


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

                                   PART IV


ITEM  14.    EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULE AND REPORTS ON FORM 8-K

(a)          The  following  documents  are  filed  as  a part of this Report:

     (1) Consolidated Financial Statements. See Index to Consolidated Financial Statements on page 19 of this Report on Form 10-K.

     (2) Consolidated Financial Statement Schedule. See Index to Consolidated Financial Statements on page 19 of this Report on Form 10-K.

(b)                    Reports  on  Form  8-K.

     None

     (3)          Exhibits.

          Exhibit  No.          Description


           23            Accountants' Consent regarding Registration Statement
on  Form  S-8.



                            MIAMI SUBS CORPORATION


INDEX  TO  CONSOLIDATED  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


The following consolidated financial statements of the Registrant are included in Item 8:

     Independent  Auditors'  Report

     Consolidated  Balance  Sheets  as  of  May  31,  1998  and  1997

     Consolidated Statements of Operations for each of the years in the three year period ended May 31, 1998

     Consolidated Statements of Shareholders' Equity for each of the years in the three year period ended May 31, 1998

     Consolidated Statements of Cash Flows for each of the years in the three year period ended May 31, 1998

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













                         INDEPENDENT AUDITORS' REPORT



The  Board  of  Directors  and  Shareholders
Miami  Subs  Corporation:

We have audited the accompanying consolidated balance sheets of Miami Subs Corporation and subsidiaries as of May 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended May 31, 1998. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as of May 31, 1998 and 1997, and for each of the years in the three-year period ended May 31, 1998. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Miami Subs Corporation and subsidiaries as of May 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                             KPMG  PEAT  MARWICK  LLP



Fort  Lauderdale,  Florida
July  31,  1998










                                     MIAMI SUBS CORPORATION
                                  CONSOLIDATED BALANCE SHEETS


                                                                        May 31,       May 31,
ASSETS                                                                    1998          1997
--------------------------------------------------------------------  ------------  ------------

CURRENT ASSETS
Cash and cash equivalents                                             $ 3,457,000   $ 2,940,000
Notes and accounts receivable - net                                     1,743,000     2,000,000
Food and supplies inventories                                             179,000       192,000
Other                                                                      77,000        77,000
                                                                       ----------   ------------
Total Current Assets                                                    5,456,000     5,209,000

Notes receivable                                                        6,076,000     8,073,000
Property and equipment - net                                           11,612,000    11,125,000
Intangible assets - net                                                 6,718,000     7,128,000
Other                                                                     464,000       571,000
                                                                       ----------   ------------

TOTAL                                                                 $30,326,000   $32,106,000
                                                                      ===========   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------
CURRENT LIABILITIES
Accounts payable and accrued liabilities                              $ 4,276,000   $ 4,737,000
Current portion of notes payable and capitalized lease obligations      1,092,000     1,706,000
                                                                      -----------   ------------
Total Current Liabilities                                               5,368,000     6,443,000

Long-term portion of notes payable and capitalized lease obligations    5,613,000     6,288,000
Deferred franchise fees and other deferred income                       1,577,000     2,088,000
Accrued liabilities and other                                           1,735,000     1,779,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; authorized 50,000,000 shares                283,000       283,000
Additional paid-in capital                                             24,565,000    24,565,000
Accumulated deficit                                                    (7,208,000)   (7,733,000)
                                                                      -----------   ------------
                                                                       17,640,000    17,115,000
Note receivable from sale of stock                                       (563,000)     (563,000)
Treasury Stock                                                         (1,044,000)   (1,044,000)
                                                                      ------------  ------------
Total Shareholders' Equity                                             16,033,000    15,508,000
                                                                      ------------  ------------

TOTAL                                                                 $30,326,000   $32,106,000
====================================================================  ============  ============

See accompanying notes to consolidated financial statements.







                                                   MIAMI SUBS CORPORATION
                                           CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                             Ended May 31,    Ended May 31,   Ended May 31,
                                                                                 1998             1997             1996
                                                                            ---------------  ---------------  --------------
REVENUES
--------------------------------------------------------------------------

Restaurant sales                                                            $   18,088,000   $   28,180,000   $   32,398,000
Revenues from franchised restaurants                                             4,293,000        4,514,000        4,720,000
Net gain from sales of restaurants                                                  25,000          868,000          117,000
Interest income                                                                    678,000          612,000          469,000
Other revenues                                                                     350,000          259,000          208,000
                                                                            --------------   ---------------  --------------
Total                                                                           23,434,000       34,433,000       37,912,000
                                                                            ---------------  --------------  --------------

EXPENSES
--------------------------------------------------------------------------
Restaurant operating costs (including lease costs paid to Kavala, Inc. of
  $175,000, $108,000 and $130,000, respectively)                                17,138,000       26,042,000       28,573,000
General, administrative and franchise costs                                      3,336,000        5,667,000        6,351,000
Depreciation and amortization                                                    1,444,000        1,837,000        1,942,000
Interest expense                                                                   780,000          903,000          741,000
Loss on impairment of restaurants                                                        -          375,000                -
                                                                            ---------------  ---------------  --------------
Total                                                                           22,698,000       34,824,000       37,607,000
                                                                            ---------------  ---------------  --------------

Income (loss) before income taxes                                                  736,000         (391,000)         305,000
Provision for income tax                                                          (211,000)               -                -
                                                                            ---------------  ---------------  --------------

Net income (loss)                                                           $      525,000   $     (391,000)  $      305,000
                                                                            ===============  ===============  ==============

Net income (loss per share):
  Basic                                                                     $          .02   $        ( .01)  $          .01
                                                                            ===============  ===============  ==============
  Diluted                                                                   $          .02   $        ( .01)  $          .01
                                                                            ===============  ===============  ==============

Shares used in computing net income (loss) per share:
==========================================================================
  Basic                                                                         27,119,000       28,244,000       27,235,000
                                                                            ===============  ===============  ==============
  Diluted                                                                       27,119,000       28,244,000       27,235,000
==========================================================================  ===============  ===============  ==============


See accompanying notes to consolidated financial statements.










                                                  MIAMI SUBS CORPORATION
                                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY





                                                               Preferred    Preferred     Common     Common    Additional
                                                                 Stock        Stock       Stock      Stock      Paid-In
                                                              -----------  -----------  ----------  --------
                                                                                                                Capital
                                                                                                              ------------
                                                                Shares       Amount       Shares     Amount
                                                              -----------  -----------  ----------  --------


BALANCE AT MAY 31, 1995                                        1,230,095   $   13,000   25,664,245  $257,000  $22,993,000
============================================================  ===========  ===========  ==========  ========  ============

Preferred stock conversions                                     (224,595)      (3,000)     224,595     3,000
Exercise of options and warrants                                                            25,000                 13,000
Stock issued to acquire restaurants                                                      1,325,000    13,000    1,909,000
MG III, Inc. purchase accounting adjustment                                                                      (350,000)
Net income

BALANCE AT MAY 31, 1996                                        1,005,500       10,000   27,238,840   273,000   24,565,000
============================================================  ===========  ===========  ==========  ========  ============

Preferred stock conversions                                   (1,005,500)     (10,000)   1,005,500    10,000
Acquisition of treasury stock - at cost
Net loss

BALANCE AT MAY 31, 1997                                                                 28,244,340   283,000   24,565,000
============================================================  ===========   ==========  ==========  ========  ============

Net income


BALANCE AT MAY 31, 1998                                                -            -   28,244,340  $283,000  $24,565,000
============================================================  ===========  ===========  ==========  ========  ============




See accompanying notes to consolidated financial statements.



                                                               Accumulated    Note           Receivable -
                                                                 Deficit              Stock Sale              Treasury
                                                              -------------  -----------------------------
                                                                                                               Stock         Total
                                                                                                            ------------  ---------




BALANCE AT MAY 31, 1995                                       $ (7,647,000)  $                   (563,000)              $15,053,000
============================================================  =============  =============================             ============

Preferred stock conversions
Exercise of options and warrants                                                                                            13,000
Stock issued to acquire restaurants                                                                                      1,922,000
MG III, Inc. purchase accounting adjustment                                                                               (350,000)
Net income                                                         305,000                                                 305,000
                                                              -------------                                            ------------
BALANCE AT MAY 31, 1996                                         (7,342,000)                      (563,000)              16,943,000
============================================================  =============  =============================  =========  ============

Preferred stock conversions
Acquisition of treasury stock - at cost                                                                     $(1,044,000)(1,044,000)
Net loss                                                          (391,000)                                              (391,000)
                                                              -------------                                            ------------
BALANCE AT MAY 31, 1997                                         (7,733,000)                      (563,000)   (1,044,000)15,508,000
============================================================  =============  =============================  ========================

Net income                                                         525,000                                                 525,000
                                                              -------------                                             -----------

BALANCE AT MAY 31, 1998                                       $ (7,208,000)  $                (563,000)  $(1,044,000)  $16,033,000
============================================================  =============  ==========================  ============  ============




See accompanying notes to consolidated financial statements.






                                                MIAMI SUBS CORPORATION
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               Year Ended    Year Ended    Year Ended
                                                                                May 31,       May 31,       May 31,
                                                                              ------------  ------------  ------------
OPERATING ACTIVITIES:                                                             1998          1997          1996
                                                                              ------------  ------------  ------------

Net income (loss)                                                             $   525,000   $  (391,000)  $   305,000
Adjustments to reconcile net income (loss) to net cash provided by (used in)
  operating activities:
Depreciation and amortization                                                   1,010,000     1,382,000     1,438,000
Amortization of intangible assets                                                 434,000       455,000       504,000
Net gain and franchise fees on sales of restaurants                               (25,000)   (1,268,000)     (117,000)
Charge associated with note receivable                                                  -       257,000             -
Loss on impairment of restaurants and other charges                                     -       525,000             -
Changes in assets and liabilities:
Decrease (increase) in accounts receivable                                         21,000      (284,000)      330,000
Decrease (increase) in food and supplies inventories                               13,000       189,000       (43,000)
Decrease (increase) in other current assets                                             -       141,000        (7,000)
Decrease (increase) in other assets                                                83,000       101,000       (39,000)
(Decrease) increase in accounts payable and accrued liabilities                  (415,000)   (1,425,000)      288,000
(Decrease) in deferred franchise fees and other deferred income                  (441,000)      (44,000)     (442,000)
                                                                              ------------  ------------  ------------
Net Cash Provided By (Used In) Operating Activities                             1,205,000      (362,000)    2,217,000
                                                                              ------------  ------------  ------------

INVESTING ACTIVITIES:
Purchase of property and equipment                                               (264,000)     (794,000)   (3,718,000)
Proceeds from sales of restaurants                                                 20,000     1,487,000       296,000
Payments received on notes receivable                                             845,000       997,000       888,000
Loans to franchisees and other                                                          -             -       (29,000)
                                                                              ------------  ------------  ------------
Net Cash Provided By (Used In) Investing Activities                               601,000     1,690,000    (2,563,000)
                                                                              ------------  ------------  ------------

FINANCING ACTIVITIES:
Proceeds from borrowings                                                          425,000             -     1,803,000
Repayment of debt                                                              (1,714,000)   (1,491,000)   (1,512,000)
Proceeds from exercise of stock options and warrants - net                              -             -        13,000
                                                                              ------------  ------------  ------------
Net Cash (Used In) Provided By Financing Activities                            (1,289,000)   (1,491,000)      304,000
                                                                              ------------  ------------  ------------

INCREASE (DECREASE) IN CASH                                                       517,000      (163,000)      (42,000)
CASH AT BEGINNING OF PERIOD                                                     2,940,000     3,103,000     3,145,000
                                                                                            ------------  ------------
CASH AT END OF PERIOD                                                         $ 3,457,000   $ 2,940,000   $ 3,103,000
                                                                              ============  ============  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                                        $   784,000   $   904,000   $   806,000
Loans to franchisees in connection with sales of restaurants                  $   345,000   $ 6,207,000   $   818,000
============================================================================  ============  ============  ============
Debt assumed in acquisition of restaurant                                               -   $   184,000             -
Acquisition of restaurants in exchange for notes receivable                   $ 1,814,000   $   180,000             -
Acquisition of treasury stock in exchange for note receivable                           -   $ 1,044,000             -
============================================================================  ============  ============  ============



See accompanying notes to consolidated financial statements.






                            MIAMI SUBS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.          BUSINESS  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     DESCRIPTION  OF  BUSINESS

MIAMI SUBS CORPORATION (the "Company") operates and franchises quick service restaurants under the names "Miami Subs" and "Miami Subs Grill". At May 31, 1998, there were 191 restaurants operating in the Miami Subs system, of which 17 were operated by the Company and 174 were operated by franchisees. Eight of the Company operated restaurants and 122 of the franchised restaurants are located in Florida.

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

     CASH  AND  CASH  EQUIVALENTS

Cash and cash equivalents includes cash on hand and on deposit, highly liquid instruments with maturities of three months or less, and unexpended marketing fund contributions of $970,000 and $683,000 at May 31, 1998 and 1997, respectively.

     FRANCHISE  OPERATIONS

In connection with its franchising operations, the Company receives initial franchise fees, development fees, royalties, contributions to marketing funds, and in certain cases, revenue from sub-leasing restaurant properties to
franchisees.    Initial  franchise  fees  are  recognized  as  income  when substantially all services and conditions relating to the sale of the franchise have been performed or satisfied, which generally occurs when the
franchised  restaurant  commences  operations.    Development  fees  are
non-refundable and the related agreements require the franchisee to open a specified number of restaurants in the development area within a specified time period or the agreements may be canceled by the Company. Revenue from development agreements is deferred and recognized as restaurants in the development area commence operations on a pro rata basis to the minimum number of restaurants required to be open, or at the time the development agreement is effectively cancelled. Royalties, which are based upon a percentage of the franchisee's gross sales, are recognized as income when the fees are earned and become receivable and collectible. Revenue from sub-leasing properties to franchisees is recognized as income as the revenue is earned and becomes receivable and collectible. Sub-lease rental income is presented net of associated lease costs in the accompanying consolidated financial statements.

Marketing contributions are offset against the related costs incurred. Contributions received in excess of expenditures are classified as current liabilities in the accompanying consolidated financial statements.



Revenues  from  franchised  restaurants  consist  of  the  following:





                                 Year Ended   Year Ended   Year Ended
                                   May 31,      May 31,      May 31,
                                 -----------  -----------  -----------
                                    1998         1997         1996
                                 -----------  -----------  -----------

Royalties                        $ 3,687,000  $ 3,680,000  $ 3,752,000
Franchise and development fees       598,000      707,000      936,000
Sublease rental income (net)           8,000      127,000       32,000
                                 -----------  -----------  -----------
Total                            $ 4,293,000  $ 4,514,000  $ 4,720,000
===============================  ===========  ===========  ===========




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

Restaurants acquired are accounted for under the purchase method and recorded at the estimated fair value of the equipment and building improvements acquired. The excess of cost over the fair value of the assets acquired, including goodwill if any, is amortized using the straight-line method over the remaining term of the underlying property leases, but not in excess of 20 years. At each balance sheet date, the Company evaluates the realizability of goodwill based upon expectations of operating income for each restaurant having a material goodwill balance. Should the Company determine it probable that future estimated undiscounted related operating income from any of its acquired restaurants will be less than the carrying amount of the associated goodwill, an impairment of goodwill would be recognized, and goodwill would be reduced to the amount estimated to be recoverable. The Company believes that no material impairment of goodwill exists at May 31, 1998 and 1997.

ACCOUNTING  FOR  THE  IMPAIRMENT  OF  LONG-LIVED  ASSETS

The Company accounts for the possible impairment of long-lived assets under the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting For the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of." Under SFAS No. 121, the Company evaluates whether events and circumstances have occurred that indicate revision to the remaining useful life or the remaining balances of long-lived assets, including intangible assets and goodwill, may be appropriate. When factors indicate that the carrying amount of an asset may not be recoverable, the Company estimates the future cash flows expected to result from the use of such asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss equal to the excess of the carrying amount over the fair value of the asset. The Company provided a reserve of $375,000 in 1997 to provide for the planned future sale of certain restaurants which are currently operated by the Company.

INCOME  TAXES

Income taxes are accounted for under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the year that includes the enactment date.

     EMPLOYEE  STOCK  OPTIONS

As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company accounts for employee stock-based transactions under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and accordingly, no compensation cost has been recognized for stock options issued to employees in the consolidated financial statements.

          NET  INCOME  (LOSS)  PER  SHARE

In February 1998, the Company adopted the provisions of SFAS No. 128, Earnings per Share, which establishes new guidelines for the calculation of earnings per share. Under SFAS 128, basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised. Basic earnings per share under SFAS 128 for 1997 and 1996 was the same as the previously reported amounts. Diluted earnings per share was the same as basic earnings per share for all periods presented since the exercise price of outstanding options and warrants to purchase common shares was greater than the average market price of the common shares.

     DISCLOSURES  ABOUT  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

The estimated fair value of financial instruments has been determined based on available information and appropriate valuation methodologies. The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term nature of the accounts. The fair value of long-term notes receivable and notes payable approximate the carrying value of such assets and liabilities as of May 31, 1998.

RECLASSIFICATION

Certain 1997 and 1996 balances have been reclassified to conform to the 1998 presentation.

     2.                    ACQUISITION

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



3.                    NOTES  AND  ACCOUNTS  RECEIVABLE

          Notes  and  accounts  receivable  consist  of  the  following:





                                                          1998          1997
                                                      ------------  ------------

 Notes receivable                                     $ 7,112,000   $ 9,437,000
Royalties and other receivables due from franchisees      666,000       867,000
Other                                                     229,000        58,000
                                                      ------------  ------------
Total                                                   8,007,000    10,362,000
Less allowance for doubtful accounts                     (188,000)     (289,000)
                                                      ------------  ------------
                                                        7,819,000    10,073,000
Less notes receivable due after one year               (6,076,000)   (8,073,000)
                                                      ------------  ------------
Notes and accounts receivable-current portion         $ 1,743,000   $ 2,000,000
====================================================  ============  ============



Notes receivable at May 31, 1998 and 1997, principally result from sales of restaurant businesses to franchisees and are generally guaranteed by the purchaser and collateralized by the restaurant businesses and assets sold. The notes are generally due in monthly installments of principal and interest, with interest rates ranging principally between 8% and 12%.

     4.                    PROPERTY  AND  EQUIPMENT

Property  and  equipment  consist  of  the  following:





                                                    1998          1997
                                                ------------  ------------

Land                                            $ 2,231,000   $ 2,231,000
Buildings and leasehold improvements              7,919,000     7,300,000
Furniture and equipment                           5,154,000     4,487,000
Property held under capitalized leases              632,000       632,000
Construction in progress                                  -        50,000
==============================================  ------------  ------------
Property and equipment at cost                   15,936,000    14,700,000
Less accumulated depreciation and amortization   (4,324,000)   (3,575,000)
                                                ------------  ------------
Property and equipment - net                    $11,612,000   $11,125,000
==============================================  ============  ============







5.          INTANGIBLE  ASSETS

Intangible  assets  consist  of  the  following:




                                                            1998          1997
                                                        ------------  ------------

Trademark and franchise rights                          $ 2,774,000   $ 2,750,000
Excess of costs over fair value of net assets acquired    5,903,000     5,903,000
                                                        ------------  ------------
                                                          8,677,000     8,653,000
Less accumulated amortization                            (1,959,000)   (1,525,000)
                                                        ------------  ------------
Intangible assets - net                                 $ 6,718,000   $ 7,128,000
======================================================  ============  ============





     6.          ACCOUNTS  PAYABLE  AND  ACCRUED  LIABILITIES

Accounts  payable  and  accrued  liabilities  consist  of  the  following:




                                          1998        1997
                                       ----------  ----------

Accounts payable                       $1,113,000  $1,036,000
Accrued wages and related liabilities     459,000     658,000
Accrued real estate and sales taxes       564,000     643,000
Legal and related                         211,000     470,000
Marketing fund contributions              970,000     683,000
Other                                     959,000   1,247,000
                                       ----------  ----------
Total                                  $4,276,000  $4,737,000
=====================================  ==========  ==========






7.          NOTES  PAYABLE  AND  CAPITALIZED  LEASE  OBLIGATIONS

     A summary of notes payable and capitalized lease obligations is as follows:




                                                                            1998          1997
                                                                        ------------  ------------

Various notes payable to banks at prime plus 1.5% (10.0% at May 31,
     1998), secured by accounts and notes receivable, land, restaurant
     property and equipment and due in monthly payments through 2003    $ 4,420,000   $ 5,141,000
Note payable at 11.5%, secured by five restaurants and equipment,
    payable in equal monthly installments through 2001                      744,000       961,000
8.75% - 11.5% mortgages and notes payable, secured by
    various restaurant properties and equipment and due in
    varying monthly installments through 2003                               743,000       876,000
10 3/8% mortgage note payable, secured by corporate
    office building, due in monthly payments through 2007                   451,000       481,000
Note payable at prime plus 2.0% (10.5% at May 31, 1998),
    secured by leased restaurant properties and equipment, due in
    monthly  payments through 2001                                          160,000       205,000
Capitalized lease obligations                                               187,000       330,000
                                                                        ------------  ------------
Total                                                                     6,705,000     7,994,000
Less current portion                                                     (1,092,000)   (1,706,000)
                                                                        ------------  ------------
Long-term portion                                                       $ 5,613,000   $ 6,288,000
======================================================================  ============  ============




     The above notes are secured by property and equipment with a book value of approximately $6,700,000 at May 31, 1998, and notes and accounts receivable of approximately $2,000,000.

At May 31, 1998, the approximate annual maturities of notes payable and capitalized lease obligations for each of the five years ending May 31, 2003, are $1,092,000, $857,000, $3,076,000, $151,000 and $530,000, respectively, and
$999,000  thereafter.

Total interest costs incurred for the years ended May 31, 1998, 1997 and 1996 was $780,000, $903,000, and $798,000, respectively. Capitalized interest cost with respect to qualifying new restaurant construction was $57,000 in 1996.

8.          DEFERRED  FRANCHISE  FEES  AND  OTHER  DEFERRED  INCOME

Deferred  franchise  fees  and other deferred income consist of the following:




                                      1998        1997
                                   ----------  ----------

Development fees                   $  390,000  $  661,000
Franchise fees                        135,000     110,000
Deferred gains and vendor rebates   1,052,000   1,317,000
                                   ----------  ----------
Total                              $1,577,000  $2,088,000
=================================  ==========  ==========




9.          INCOME  TAXES

     The primary components that comprise the deferred tax assets and liabilities are as follows:




                                                    1998          1997
                                                ------------  ------------

Deferred tax assets:
   Accounts and notes receivable                $    68,000   $   154,000
   Other liabilities and reserves                   796,000     1,069,000
   Deferred income and franchise deposits           142,000       241,000
   Other                                             75,000        13,000
   Net operating loss and other carry-forwards    2,604,000     2,500,000
                                                ------------  ------------
   Total deferred tax assets                      3,685,000     3,977,000
                                                ------------  ------------

Deferred tax liabilities:
   Property and equipment                           466,000       446,000
   Intangible assets                                217,000       185,000
   Other                                            241,000        91,000
                                                ------------  ------------
   Total deferred tax liabilities                   924,000       722,000
                                                ------------  ------------
Subtotal                                          2,761,000     3,255,000
Less valuation allowance                         (2,761,000)   (3,255,000)
                                                ------------  ------------
Net deferred tax assets                         $         -   $         -
==============================================  ============  ============




The net change in the valuation allowance for the year ended May 31, 1998 was a decrease of $494,000.

At May 31, 1998 and 1997, the Company had no deferred tax assets or liabilities reflected on its consolidated financial statements since net deferred tax assets are offset by a valuation allowance. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the level of historical operating results, scheduled reversal of deferred tax liabilities, and projected future taxable income in making this assessment.

The difference between the actual tax provision and the tax provision by applying the statutory federal income tax rate is attributable to the following:






                                         1998    1997     1996
                                        ------  -------  ------

Statutory federal income tax rate        34.0%  (34.0)%   34.0%
Intangible costs amortized                4.9     12.5    21.3
Charge associated with note receivable      -     22.3       -
Other                                     1.8      3.8     2.4
Operating losses utilized               (14.8)    (4.6)  (57.7)
                                        ------  -------  ------
Effective income tax rate                25.9%     -  %    -  %
                                        ======  =======  ======






At May 31, 1998, the Company's tax returns reflect net operating loss carry-forwards of approximately $6.4 million which are available to reduce future taxable income through 2012 (subject to limitations imposed under the Internal Revenue Code regarding changes in ownership which limits utilization of $2.8 million of the carry-forwards on an annual basis to approximately
$340,000). The Company also has general business credit carry-forwards of approximately $274,000 which can be used to offset tax liabilities through 2010. The Company's federal income tax returns for fiscal years 1991 through 1996, inclusive, have been examined by the Internal Revenue Service, and the IRS has issued reports for such years reflecting substantial adjustments to previously filed tax returns. The Company has appealed many of the proposed adjustments. If the Company is not successful in its appeal, the Company's net operating loss carryovers would be substantially absorbed by the proposed adjustments and significant amounts of additional taxes, interest, and penalties would be due. The Company believes that the accruals that it has provided in connection with this matter are adequate.

10.          COMMITMENTS  AND  CONTINGENCIES

The Company is the prime lessee under various land and building leases for restaurants operated by the Company and its franchisees. The leases generally have initial terms ranging from five to 20 years and usually provide for renewal options ranging from five to 20 years. Most of the leases contain escalation clauses and common area maintenance charges (including taxes and insurance). Certain of the leases require additional (contingent) rental payments if sales volumes at the related restaurants exceed specified limits. Base rent expense for Company operated restaurants for the years ended May 31, 1998, 1997, and 1996 was approximately $1,561,000, $2,214,000, and $2,455,000, respectively. Additional (contingent) rental payments were approximately $44,000, $54,000, and $100,000, respectively, in 1998, 1997, and 1996.

The Company also owns or leases sites which it leases or subleases to franchisees. The Company remains liable for all lease costs when properties are subleased to franchisees. In addition, the Company guarantees the lease payments of certain franchised locations, aggregating approximately $173,000 for each of the next two years, and approximately $60,000 per year thereafter through 2014.

The Company also subleases non-Miami Subs locations to third parties. Such sub-leases provide for minimum annual rental payments by the Company aggregating approximately $205,000 and expire on various dates through 2004 exclusive of renewal options.

The Company's future minimum rental commitments and sublease rental income as of May 31, 1998 for all noncancellable capital and operating leases are as follows:





                                                 Capital    Operating      Sublease
Fiscal Year                                      Leases      Leases     Rental Income
----------------------------------------------  ---------  -----------  --------------

1999                                            $113,000   $ 5,276,000  $    3,808,000
2000                                              12,000     5,164,000       3,674,000
2001                                              12,000     4,999,000       3,485,000
2002                                              12,000     4,774,000       3,319,000
2003                                              12,000     4,232,000       2,944,000
Thereafter                                        81,000    24,623,000      22,392,000
                                                ---------  -----------  --------------
Total                                            242,000   $49,068,000  $   39,622,000
                                                           ===========  ==============
Less amount representing interest                (55,000)
                                                ---------
Present value of future minimum lease payments  $187,000
==============================================  =========




The Company guarantees certain equipment financing for franchisees with a third party lender. The Company's maximum obligation for all loans funded by the lender as of May 31, 1998, was approximately $1,263,000.

     LITIGATION

In January, 1992, the Company filed a Petition for Declaratory Judgment against a third party seeking to dissolve an alleged joint venture between the Company and the third party. The third party opposed the dissolution, counterclaimed, and sought damages arising from amounts expended in developing new locations and lost profits from the termination of the joint venture. A bench trial was completed in April 1995, and the court subsequently awarded the defendant damages in the amount of $241,000 plus costs and attorney fees. The case was appealed by both the Company and the third party, and in November 1996, the appeal was argued before the Supreme Court of New Hampshire. In December 1997, the Supreme Court ruled in favor of the Company, vacated the damage award, reversed the award of attorney fees, and remanded to a trial court for a determination of damages for the alleged breach of fiduciary duty to the partnership. In May 1998, the trial court awarded the third party compensatory damages in the amount of $200,000, which is being appealed by the Company. The Company is fully accrued for this matter at May 31, 1998.

In connection with the above case and the favorable resolution of other legal matters, in 1998 the Compnay reduced its legal accrual by $219,000.

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

The following is a summary of stock option activity under the plan during each of the last three years:




                                     Shares Under   Weighted Average
                                        Option       Price Per Share
                                     -------------  -----------------

Balance at May 31, 1995                 4,708,100   $            3.03
Granted                                 1,289,000                1.81
Exercised                                 (25,000)                .50
Cancelled                                (200,000)               2.67
===================================  -------------  -----------------
Balance at May 31, 1996                 5,772,100                2.79
Granted                                    94,000                 .85
Exercised                                       -                   -
Cancelled                              (1,449,400)               2.11
===================================  -------------  -----------------
Balance at May 31, 1997                 4,416,700                2.99
Granted and repriced                    1,950,000                 .75
Exercised                                       -                   -
Cancelled                              (3,849,000)               3.12
===================================  -------------  -----------------
Balance at May 31, 1998                 2,517,700   $            1.06
                                     =============  =================

Options exercisable at May 31, 1998     2,517,700   $            1.06
===================================  =============  =================




During 1998, 1,366,000 outstanding stock options at an average exercise price of $2.20 per share were amended to reduce the exercise price to $ .75 per share, representing the market value of the common stock at the time of the amendment.

The Company accounts for employee stock options in accordance with the intrinsic value method prescribed in APB No. 25. Accordingly, no compensation cost is recognized at the time stock options are granted. Had employee compensation expense been determined based on the fair value at the grant date for options granted in each of the last three years consistent with the provisions of SFAS No. 123, net income (loss) would have been $(57,000), $(334,000), and $(90,000), and basic and diluted net income (loss) per share would have been $ .00, $( .01), and $ .00, respectively. The fair market value of each option grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected option term of 10 years; expected volatility of 58.2% in 1998 and 27.1% in 1997 and 1996; risk free interest rate of 6.75%; and zero dividend yield.

At May 31, 1998, 409,600 options and 100,000 warrants are outstanding at average exercise prices of $2.16 and $6.00 per share, respectively.

12.          RELATED  PARTY  TRANSACTIONS

At May 31, 1998, the Company leased six restaurant properties from Kavala, Inc., a private company owned by the Company's chairman of the board and chief executive officer, Gus Boulis. Rent expense for all leases between the Company and Kavala was $424,000 in 1998, $412,000 in 1997, and $491,000 in
1996. Future minimum rental commitments due to Kavala at May 31, 1998 under existing leases was approximately $414,000 for each of the next four years, $337,000 for 2003, and $1,938,000 for all remaining years thereafter. In fiscal year 1997, the Company leased a vacant, non-Miami Subs property to a company owned by Boulis. The Company believes that rents charged under these leases are not materially different from the rents that would have been incurred or obtained from leasing arrangements with unaffiliated parties or on a stand alone basis.

In February 1998, the Company entered into a management agreement with Boulis providing for the Company to manage an existing Miami Subs Grill restaurant owned by Boulis for a fee of 5.0% of the restaurant's gross restaurant sales. The agreement was terminated in June 1998 upon the sale of the restaurant to a third party franchisee.

Mr. Bartsocas, an officer of the Company, is also an officer and director of Subies Enterprises, Inc. ("Subies"), a franchisee of the Company. Under an agreement which was entered into in 1991 between the Company and Subies, Subies paid a franchise fee of $5,000 for each of five restaurants developed by Subies, and Subies was exempt from paying royalty fees on the restaurants as long as the restaurants were owned by Subies. Three of the restaurants were subsequently sold to independent franchisees.

Mr. Donald L. Perlyn, who has been an officer of the Company since 1990 and a director since 1997, was appointed president and chief operating officer of the Company in July 1998. Mr. Perlyn is also an officer and principal of DEMAC Restaurant Corp. which owns and operates a Miami Subs Grill restaurant in Florida. In connection with his appointment in July, Mr. Perlyn agreed to sell to the Company the Miami Subs restaurant owned by DEMAC for approximately $260,000. Mr. Perlyn is also indebted to the Company in the amount of $85,000. The loan incurs interest at an interest rate of prime plus 1.5%, and is due in full in June 1999.

In November 1997, an existing Miami Subs Grill restaurant owned by the Company was reopened as a co-branded unit with Arthur Treacher's, Inc. ("Treacher's").
 Treacher's is operating and managing the restaurant pursuant to an agreement with the Company. Under the terms of the agreement, the Company and Treacher's share in the operating profits of the restaurant, and Treacher's has an option to acquire the restaurant from the Company. Mr. Bruce Galloway is a member of the board of directors of the Company and is Chairman of the Board of Treacher's.

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




                      SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS




COL. A                               COL. B      COL. C     COL. C      COL. D       COL. E


DESCRIPTION                                     Additions
                                                 charged   Additions
                                   Balance at   to costs    charged                Balance at
                                    beginning      and     to other                  end of
                                    of period   expenses    account   Deductions     period

Year ended May 31, 1996:
  Allowance for doubtful
    accounts and discounts -
    Notes and Accounts Receivable  $   489,000          -             $    99,000  $   390,000


Year ended May 31, 1997:
  Allowance for doubtful
    accounts and discounts -
    Notes and Accounts Receivable  $   390,000          -             $   101,000  $   289,000



Year ended May 31, 1998:
  Allowance for doubtful
    accounts and discounts -
    Notes and Accounts Receivable  $   289,000          -             $   101,000  $   188,000









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


                                                  MIAMI  SUBS  CORPORATION


Dated:   August 21, 1998                     By:        /s/ Gus Boulis
                                              GUS BOULIS, Chairman of the Board
                                              and Chief Executive Officer
                                               (Principal  Executive  Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




By:               /s/ Gus Boulis                    Dated:  August 21, 1998
     GUS  BOULIS,  Chairman  of  the  Board
       and  Chief  Executive  Officer  (Principal  Executive  Officer)


By:               /s/ Donald L. Perlyn               Dated:  August 21, 1998
     DONALD  L.  PERLYN,  President,
       Chief  Operating  Officer  and  Director


By:             /s/ Bruce R. Galloway                Dated:  August 21, 1998
     BRUCE  R.  GALLOWAY,  Director


By:                /s/ Greg Karan                    Dated:  August 21, 1998
     GREG  KARAN,  Director


By:               /s/ Peter Nasca                    Dated:  August 21, 1998
     PETER  NASCA,  Director


By:                 /s/ Joseph Zappala                Dated:  August 21, 1998
     JOSEPH  ZAPPALA,  Director


By:                 /s/ Jerry W. Woda                 Dated:  August 21, 1998
          JERRY  W.  WODA,  Senior  Vice  President,  Chief
       Financial  Officer,  and  Principal  Accounting  and
       Financial  Officer





                             ACCOUNTANTS' CONSENT



The  Board  of  Directors  and  Stockholders
Miami  Subs  Corporation:

We consent to incorporation by reference in the Registration Statement on Form S-8 of Miami Subs Corporation of our report dated July 31, 1998, relating to the consolidated balance sheets of Miami Subs Corporation and subsidiaries as of May 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended May 31, 1998, and related schedule which report appears in the May 31, 1998 annual report on Form 10-K of Miami Subs Corporation.



                                        KPMG  PEAT  MARWICK  LLP



Fort  Lauderdale,  Florida
August  24,  1998