Form 10-K/A
period 1998-05-31
MIAMI SUBS CORP
filed 1998-09-29
CIK 875174

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
               OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934
               For  the  transition  period  from _____ to _______
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

                              Yes    X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of September 25, 1998, 27,119,340 shares of common stock were outstanding. On such date, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $6,527,000 (amount computed based on the closing price on September 25, 1998).


                                   PART III

ITEM  10.    DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT.

The following table contains information regarding the current Directors and Executive Officers of the Company.



Name                                   Position                       Age
-----------------  -------------------------------------------------  ---

Gus Boulis         Chairman of the Board, Director, and Chief          49
                   Executive Officer
Donald L. Perlyn   Director, President, and Chief Operating Officer    55
Bruce R. Galloway  Director                                            40
Greg Karan         Director                                            41
Peter Nasca        Director                                            50
Joseph Zappala     Director                                            64
Gus Bartsocas      Senior Vice President of International and Non-     46
                   Traditional Development
Jerry W. Woda      Senior Vice President of Finance, Chief Financial   48
                   Officer, and Treasurer
                   =================================================




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

Mr. Perlyn has been a member of the Company's Board of Directors since March 1997. In July 1998, Mr. Perlyn was appointed President and Chief Operating
Officer of the Company. Prior thereto, Mr. Perlyn had been the Company's Executive Vice President of Franchise Development since March 1992. From
September  1990  to  February  1992, Mr. Perlyn served as the Company's Senior
Vice President of Franchising and Development. Between August 1990 and December 1991, he was Senior Vice President of Franchising and Development for QSR, Inc., one of the Company's predecessors and an affiliate. Mr. Perlyn is also an officer, director and a principal of DEMAC Restaurant Corp., a former franchisee of the Company.

Mr. Galloway has been a member of the Company's Board of Directors since March 1997. He has been Chairman of the Board of Arthur Treacher's, Inc. since June 1996, and a managing director at Burnham Securities, Inc. since 1993. From 1991 to 1993 Mr. Galloway was Senior Vice President at Oppenheimer & Co.

Mr. Karan has been a member of the Company's Board of Directors since June, 1996. Since January 1995, Mr. Karan has been Vice President of Operations for SunCruz Casino Cruises, a private company owned by Mr. Boulis. He was a General Manager of a Miami Subs Grill restaurant owned by Kavala, Inc. (a private company owned by Mr. Boulis) from August 1993 through 1994. Prior thereto, he was Project Manager from 1987 to March, 1993 for 710288 Ontario, Ltd., a holding and development company owned by Mr. Boulis in Brampton, Ontario, Canada.

Mr. Nasca has been a member of the Company's Board of Directors since March 1997. Since 1984, Mr. Nasca has been President of Peter Nasca Associates, Inc., a corporate communications firm, and a principal and director of Paradigm Marketing, a private marketing company.

Mr.  Zappala has been a member of the Company's Board of Directors since July,
1994.   From 1989 until 1992, Mr. Zappala served as U.S. Ambassador to Spain.
Since  1992,  Mr.  Zappala  has  been  a  private  businessman  and  investor.

Mr. Bartsocas has been principally responsible for franchise operations since December 1996, and Senior Vice President of International and Non-Traditional Development since March 1995. From December 1996 until January 1998 Mr. Bartsocas was also responsible for Company restaurant operations. From April 1994 to March 1995, Mr. Bartsocas served as Senior Vice President of Franchise Operations and Procurement of the Company. From August 1992 to April 1994, Mr. Bartsocas served as Vice President of Restaurant Development and Procurement of the Company. Mr. Bartsocas is also a Vice President and director of Subies Enterprises, Inc., a franchisee of the Company (see section below entitled "Certain Relationships and Related Transactions"), and president and sole shareholder of Gustos, Inc., a casual restaurant operation.

Mr. Woda has been Senior Vice President of Finance, Chief Financial Officer, and Treasurer of the Company since September, 1992, having acted as a consultant to the Company since March, 1992. From 1989 until joining the Company, Mr. Woda was the Chief Financial Officer of Kavala, Inc., a private company owned by Mr. Boulis.

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10 percent of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock. In addition, these individuals are also required by SEC regulations to furnish the Company with copies of all Section 16(a)
forms they file. To the Company's knowledge, based solely on a review of copies of such reports furnished to the Company, during the fiscal year ended May 31, 1998, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with.



ITEM  11.    Executive  Compensation

The following table sets forth the compensation paid during the past three fiscal years to the Company's Chief Executive Officer and each of the Company's other executive officers whose total annual salary and bonus for fiscal year 1998 was $100,000 or more (the "Named Executive Officers").


                                              SUMMARY COMPENSATION TABLE


                                                                                            Long Term      Long Term
                                             Annual          Annual          Annual       Compensation    Compensation
                                          Compensation    Compensation    Compensation       Awards          Awards
                                         --------------  --------------  ---------------  -------------  --------------
                                                                          Other Annual     Securities      All Other
Name and                         Fiscal                                  Compensation(a)   Underlying     Compensation
Principal Position                Year     Salary ($)      Bonus ($)           ($)         Options (#)        ($)
-------------------------------  ------  --------------  --------------  ---------------  -------------  --------------

Gus Boulis                         1998               -               -                -              -               -
Chairman of the Board and          1997               -               -                -              -  $        3,000
Chief Executive Officer (b)        1996               -               -                -              -  $        4,000

Donald L. Perlyn,                  1998  $      149,520  $        7,500                -     650,000(d)               -
President and Chief Operating      1997  $      142,400               -                -              -               -
Officer  (c)                       1996  $      142,400               -                -         50,000               -

Gus Bartsocas, Senior Vice         1998  $      126,000  $        7,500                -     560,000(e)               -
President of International and     1997  $      123,577               -                -              -               -
Non-Traditional Development        1996  $      100,000               -                -        200,000               -

Jerry W. Woda, Senior Vice         1998  $       96,000  $        7,500                -     325,000(f)               -
President and Chief Financial      1997  $       96,000               -                -              -               -
Officer                            1996  $       96,000               -                -        100,000               -
===============================  ======  ==============  ==============  ===============  =============  ==============



 (a) Does not include the value of personal benefits since the aggregate value of such benefits for each of these officers in the periods for which amounts are not shown was less than 10% of such officer's salary and bonus.

(b) Gus Boulis became Chairman of the Board and Chief Executive Officer in March 1997. Mr. Boulis was paid standard director fees in fiscal year 1997 and 1996 during periods that he was not an officer of the Company, of $3,000 and $4,000, respectively, which amounts are included in "All Other Compensation."

 (c) Donald L. Perlyn was appointed President and Chief Operating Officer in July 1998. During fiscal year 1996, 1997, and 1998, Mr. Perlyn served as Executive Vice President of Franchise Development.

 (d) On June 25, 1997, (i) 100,00 options were granted to Mr. Perlyn under the Company's 1990 Executive Option Plan (the "Plan") and (ii) 550,000 options previously issued to Mr. Perlyn under the Plan were amended to change the exercise prices and other terms thereof.

  (e) On June 25, 1997, (i) 100,000 options were granted to Mr. Bartsocas under the Company's 1990 Executive Option Plan (the "Plan") and (ii) 460,000 options previously issued to Mr. Bartsocas under the Plan were amended to change the exercise prices and other terms thereof.

 (f) On June 25, 1997, (i) 100,000 options were granted to Mr. Woda under the Company's 1990 Executive Option Plan (the "Plan") and (ii) 225,000 options previously issued to Mr. Woda under the Plan were amended to change the exercise prices and other terms thereof.

                      COMPENSATION PURSUANT TO CONTRACTS

   The Company entered into Change of Control Agreements with each of Donald Perlyn, Gus Bartsocas and Jerry Woda (the "Agreements"). The Agreements became effective on February 13, 1996 and expire on January 20, 2000.

 A "Change of Control" is a defined term in the Agreements but, generally, is deemed to have taken place if (i) any person other than Mr. Boulis is or becomes the beneficial owner of securities of the Company representing 20% or more of the combined voting power of the Company's then outstanding securities, (ii) Mr. Boulis or any of his affiliates or associates is or becomes the beneficial owner of securities of the Company representing 50% or more of the combined voting power of the Company's then outstanding securities, (iii) the shareholders of the Company shall have approved (A) a reorganization, merger or consolidation where the shareholders of the Company immediately prior to such transaction, did not, immediately thereafter, own more than 50% of the reorganized, merger or consolidated companies then outstanding voting securities, (B) a liquidation or dissolution of the Company, or (C) a sale of substantially all of the assets of the Company, or
(iv) as a result of a tender offer, exchange offer, merger, consolidation, sale of assets or contested election or any combination of the foregoing, the persons who are directors of the Company immediately before shall cease to constitute a majority of the Board of Directors immediately after such transaction occurs.

The Agreements provide that in the event that (i) within six months after a Change of Control the officer dies, becomes disabled or terminates his employment with the Company for "Good Reason" (as defined in the Change of Control Agreements and includes such events as diminution of position, reduction of compensation and benefits, relocation or material impairment of the assets of the Company), (ii) within 12 months after a Change of Control the officer's employment with the Company is terminated by the Company for any reason other than "Cause" (as defined in the Change of Control Agreements), or
(iii) within the period beginning on the sixth month anniversary of a Change of Control of the Company and ending on the twelfth month anniversary thereof, the officer terminates his employment for any reason, then in such event the officer shall be entitled to receive lump sum compensation in an amount equal to two times (a) his highest annual base salary during the term of the Agreement, plus (b) bonuses paid, if any, for the two most recently ended fiscal years prior to the Change of Control. In addition, all options shall vest, and the officer shall receive at least the equivalent of the same benefits he received immediately before the Change of Control for two years after such termination. Any payments shall be grossed up unless such gross-up would cause such payments to be subject to (i) the excise tax imposed by
Section 4999 of the Internal Revenue Code of 1986, as amended ("Code"), in which case the gross-up would be reduced so as not to trigger imposition of the excise tax, or (ii) Section 162(m) of the Code, which imposes a $1,000,000 annual limit on deductions to the Company from compensation paid to certain employees, if applicable.

         COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Although the Company has established a Compensation Committee comprised of non-employee directors, the Compensation Committee did not meet or take action during fiscal year 1998. The functions of the Compensation Committee were performed by the entire Board of Directors. Gus Boulis and Donald L. Perlyn, each of whom are officers of the Company, participated in deliberations of the Company's Board of Directors concerning executive officer compensation.

During fiscal year 1998, no executive officer of the Company (i) served on the compensation committee (or other Board committee performing equivalent functions) of another entity one of whose executive officers served on the Board of Directors of the Company, or (ii) served as a director of another entity one of whose executive officers served on the Board of Directors of the Company.



                                Option Grants

The following table provides information on stock options granted during fiscal year 1998 under the Company's 1990 Stock Option Plan to each of the executive officers named in the "Summary Compensation Table."


                                      OPTION GRANTS IN LAST FISCAL YEAR


                      Individual          Individual       Individual    Individual     Potential Realizable
                        Grants              Grants           Grants        Grants         Value at Assumed
                  -------------------  -----------------  -------------  -----------
                                                                                       Annual Rates of Stock
                                                                                       Price Appreciation for
                                                                                           Option Term(2)
                                                                                      ------------------------

                       Number of       Percent of Total
                      Securities        Options Granted    Exercise or
                  Underlying Options    to Employees in    Base Price    Expiration
        Name          Granted (#)         Fiscal Year       ($/Sh)(1)       Date               5%($)
----------------  -------------------  -----------------  -------------  -----------  ------------------------



Donald L. Perlyn           650,000(3)              33.3%  $        .75           (3)  $                157,340
----------------  -------------------  -----------------  -------------  -----------  ------------------------
Gus Bartsocas              560,000(4)              28.7%  $        .75           (4)  $                155,825
----------------  -------------------  -----------------  -------------  -----------  ------------------------
Jerry W. Woda              325,000(5)              16.7%  $        .75           (5)  $                118,075
----------------  -------------------  -----------------  -------------  -----------  ------------------------


                    Potential Realizable
                      Value at Assumed

                   Annual Rates of Stock
                   Price Appreciation for
                       Option Term(2)
                  ------------------------




        Name               10%($)
----------------  ------------------------



Donald L. Perlyn  $                375,572
----------------  ------------------------
Gus Bartsocas     $                379,940
----------------  ------------------------
Jerry W. Woda     $                282,825
----------------  ------------------------




   (1) All options were granted at market value (closing price for the Company's common stock) at the date of grant.

 (2) The dollar amounts in these columns are the result of calculations at the five percent and ten percent rates required by the regulations of the Securities and Exchange Commission and are not intended to forecast future appreciation of the Company's stock price.

 (3) On June 25, 1997, (i) 100,00 options were granted to Mr. Perlyn under the Company's 1990 Executive Option Plan (the "Plan") and (ii) 550,000 options previously issued to Mr. Perlyn under the Plan were amended to change the exercise prices and other terms thereof. All options granted are currently exercisable, and expire on various dates through 2007.

  (4) On June 25, 1997, (i) 100,00 options were granted to Mr. Bartsocas under the Company's 1990 Executive Option Plan (the "Plan") and (ii) 460,000 options previously issued to Mr. Bartsocas under the Plan were amended to change the exercise prices and other terms thereof. All options granted are currently exercisable and expire on various dates through 2007.

  (5) On June 25, 1997, (i) 100,00 options were granted to Mr. Woda under the Company's 1990 Executive Option Plan (the "Plan") and (ii) 225,000 options previously issued to Mr. Woda under the Plan were amended to change the exercise prices and other terms thereof. All options granted are currently exercisable and expire on various dates through 2007.



                 Option Exercises and Year End Option Values

The following table sets forth certain information regarding unexercised stock options to purchase Common Stock granted under the Company's 1990 Executive Option Plan to each of the executive officers named in the "Summary Compensation Table." None of the individuals named in the Summary Compensation Table exercised any options to purchase Common Stock during the fiscal year ended May 31, 1998.


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR END OPTION VALUES


                  NUMBER OF SECURITIES   NUMBER OF SECURITIES   VALUE OF UNEXERCISED   VALUE OF UNEXERCISED
                       UNDERLYING             UNDERLYING            IN-THE-MONEY           IN-THE-MONEY
                   UNEXERCISED OPTIONS    UNEXERCISED OPTIONS    OPTIONS AT MAY 31,     OPTIONS AT MAY 31,
                   AT MAY 31, 1998 (#)    AT MAY 31, 1998 (#)        1998 ($)(1)            1998 ($)(1)
                  ---------------------  ---------------------  ---------------------  ---------------------

NAME                   EXERCISABLE           UNEXERCISABLE           EXERCISABLE           UNEXERCISABLE
----------------  ---------------------  ---------------------  ---------------------  ---------------------

Donald L. Perlyn                650,000                      0                     0                      0
Gus Bartsocas                   560,000                      0                     0                      0
Jerry W. Woda                   325,000                      0                     0                      0
================  =====================  =====================  =====================  =====================


                            ______________________
(1) None of the options listed in this table were "in-the-money" as of May 31, 1998 because the exercise prices of all of the options listed in this table were the same as the closing price of the Company's Common Stock on May 31, 1998 as reported by NASDAQ.

   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of Common Stock as of September 25, 1998 by persons known by the Company to own of record or beneficially more than five percent of its outstanding Common Stock, each director of the Company, each of the Company's Named Executive Officers and by all directors and executive officers of the Company as a group.



                                                   Amount and Nature of
Name of Beneficial Owner(1)                       Beneficial Ownership(2)  Percent of Class(3)
------------------------------------------------  -----------------------  -------------------

Gus Boulis                                                     8,121,000                 29.9%
Donald L. Perlyn                                               650,000(4)                 2.3%
Bruce R. Galloway                                               50,000(4)                   *
Greg Karan                                                     100,000(4)                   *
Peter Nasca                                                     50,000(4)                   *
Joseph Zappala                                                 160,000(5)                   *
Gus Bartsocas                                                  560,000(4)                 2.0%
Jerry W. Woda                                                  325,000(4)                 1.2%
All current directors and executive officers of
 the Company, including those named above, as
 a group (8 persons)                                        10,016,000(6)                34.5%
================================================  =======================  ===================


                         ___________________________

*     Represents less than one percent of shares outstanding.

(1) Unless otherwise indicated, the address of each person in this table is 6300 N.W. 31st Avenue, Fort Lauderdale, Florida 33309.

(2) Unless otherwise indicated, each person has sole voting and investment power with respect to such shares.

(3) As of September 25, 1998, 27,119,340 shares of Common Stock were outstanding.

(4) Consists of options deemed outstanding, representing presently exercisable options under the Company's 1990 Executive Option Plan.

(5) Includes options for 150,000 shares deemed outstanding, representing presently exercisable options under the Company's 1990 Executive Option Plan.

(6) Includes options for 1,885,000 shares deemed outstanding, representing presently exercisable options under the Company's 1990 Executive Option Plan.

           ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

At May 31, 1998, the Company leased six restaurant properties from Kavala, Inc., a private company owned by the Company's chairman of the board and chief executive officer, Gus Boulis. Rent expense for all leases between the Company and Kavala was $424,000 in 1998. The Company leases a formerly vacant, non-Miami Subs property to a company owned by Boulis for $66,000 per year through December 1998, and increasing to $72,000 per year thereafter through December 2003. The Company believes that rents charged under these leases are not materially different from the rents that would have been incurred or obtained from leasing arrangements with unaffiliated parties.

In February 1998, the Company entered into a management agreement with Mr. Boulis providing for the Company to manage an existing Miami Subs Grill restaurant owned by Mr. Boulis for a fee of 5.0% of the restaurant's gross restaurant sales. The agreement was terminated in June 1998 upon the sale of the restaurant to a third party franchisee.

Mr. Bartsocas, an officer of the Company, is also an officer and director of Subies Enterprises, Inc. ("Subies"), a franchisee of the Company. Under an agreement which was entered into in 1991 between the Company and Subies, Subies paid a franchise fee of $5,000 for each of five restaurants developed by Subies, and Subies was exempt from paying royalty fees on the restaurants as long as the restaurants were owned by Subies. Three of the restaurants have been subsequently sold to independent franchisees.

Mr. Donald L. Perlyn, who has been an officer of the Company since 1990 and a director since 1997, was appointed president and chief operating officer of the Company in July 1998. Mr. Perlyn is also an officer and principal of DEMAC Restaurant Corp. which owned and operated a Miami Subs Grill restaurant in Florida. In connection with his appointment in July, Mr. Perlyn agreed to sell to the Company the Miami Subs restaurant owned by DEMAC for approximately $260,000. Mr. Perlyn is also indebted to the Company in the amount of $85,000. The loan accrues interest at a rate of prime plus 1.5%, and the principal and all accrued interest thereunder is due in full in June 1999.

Two existing Miami Subs Grill restaurants owned by the Company are co-branded with Arthur Treacher's, Inc. ("Treacher's"). Treacher's is operating and managing the restaurants, the Company and Treacher's share in the operating profits of the restaurants, and Treacher's has an option to acquire each of the restaurants from the Company. Mr. Bruce Galloway, a member of the board of directors of the Company, is the Chairman of the Board of Treacher's.





                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             MIAMI SUBS CORPORATION
                                                   (Registrant)





  Date: September 25, 1998                   By:  /s/ Jerry W. Woda
                                                 JERRY W. WODA
                                        Senior Vice President, Chief Financial
                                        Officer, And Principal Accounting and
                                        Financial Officer