Form 10-Q
period 1998-08-31
MIAMI SUBS CORP
filed 1998-10-08
CIK 875174

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q
          (Mark  One)
          [  X  ]          QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(D)
                              OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

               For  the  quarterly  period  ended     AUGUST  31,  1998

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

                              Yes    X     No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                                               Outstanding at
                                                            October  6,  1998
Common  Stock,  $.01 par value                                  27,119,340










PART  I.    FINANCIAL  INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS.

                                     MIAMI SUBS CORPORATION
                                   CONSOLIDATED BALANCE SHEETS
                                           (UNAUDITED)


                                                                        August 31,     May 31,
ASSETS                                                                     1998          1998
---------------------------------------------------------------------  ------------  ------------

CURRENT ASSETS
Cash and cash equivalents (including unexpended marketing fund
   contributions of $1,356,000 and $970,000, respectively)             $ 4,058,000   $ 3,457,000
Notes and accounts receivable - net                                      1,891,000     1,743,000
Food and supplies inventories                                              184,000       179,000
Other                                                                       67,000        77,000
Total Current Assets                                                     6,200,000     5,456,000

Notes receivable                                                         6,680,000     6,076,000
Property and equipment - net                                            10,786,000    11,612,000
Intangible assets - net                                                  6,617,000     6,718,000
Other                                                                      443,000       464,000
                                                                       -----------   -----------
TOTAL                                                                  $30,726,000   $30,326,000
                                                                       ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------------------
CURRENT LIABILITIES
Accounts payable and accrued liabilities                               $ 4,821,000   $ 4,276,000
Current portion of notes payable and capitalized lease obligations         997,000     1,092,000
                                                                       -----------   -----------
Total Current Liabilities                                                5,818,000     5,368,000

Long-term portion of notes payable and capitalized lease obligations     5,387,000     5,613,000
Deferred franchise fees and other deferred income                        1,527,000     1,577,000
Accrued liabilities and other                                            1,645,000     1,735,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; authorized 50,000,000 shares                 283,000       283,000
Additional paid-in capital                                              24,565,000    24,565,000
Accumulated deficit                                                     (6,892,000)   (7,208,000)
                                                                        17,956,000    17,640,000
Note receivable from sale of stock                                        (563,000)     (563,000)
Treasury Stock                                                          (1,044,000)   (1,044,000)
                                                                       ------------  ------------
Total Shareholders' Equity                                              16,349,000    16,033,000
                                                                       ------------  ------------

TOTAL                                                                  $30,726,000   $30,326,000
=====================================================================  ============  ============

See accompanying notes to consolidated financial statements.






                                         MIAMI SUBS CORPORATION
                                   CONSOLIDATED STATEMENTS OF INCOME
                                              (UNAUDITED)


                                                                      Three Months       Three Months
                                                                    Ended August 31,   Ended August 31,
REVENUES                                                                  1998               1997
------------------------------------------------------------------  -----------------  -----------------

Restaurant sales                                                    $       4,922,000  $       4,778,000
Revenues from franchised restaurants                                        1,198,000          1,119,000
Net gain from sales of restaurants                                             43,000             11,000
Interest income                                                               164,000            197,000
Other revenues - net                                                           55,000            113,000
                                                                    -----------------  -----------------
Total                                                                       6,382,000          6,218,000

EXPENSES
------------------------------------------------------------------
Restaurant operating costs (including lease costs paid to Kavala,
  Inc. of $24,000 in 1998 and $41,000 in 1997)                              4,583,000          4,550,000
General, administrative and franchise costs                                   876,000            900,000
Depreciation and amortization                                                 363,000            368,000
Interest expense                                                              170,000            208,000
                                                                    -----------------  -----------------
Total                                                                       5,992,000          6,026,000

Income before provision for income taxes                                      390,000            192,000
Provision for income taxes                                                     74,000             67,000
                                                                    -----------------  -----------------

Net income                                                          $         316,000  $         125,000
                                                                   ==================  =================
Net income per share:
Basic                                                               $             .01  $             .00
                                                                    =================  =================
Diluted                                                             $             .01  $             .00
                                                                    =================  =================


Shares used in computing net income per share:
==================================================================
Basic                                                                      27,119,000         27,119,000
==================================================================  =================  =================
Diluted                                                                    27,119,000         27,185,000
==================================================================  =================  =================

See accompanying notes to consolidated financial statements.









                                                 MIAMI SUBS CORPORATION
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (UNAUDITED)



                                                                                      Three Months        Three Months
                                                                                    Ended August 31,    Ended August 31,
                                                                                   ------------------  ------------------
OPERATING ACTIVITIES:                                                                     1998                1997
                                                                                   ------------------  ------------------

Net income                                                                         $         316,000   $         125,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization                                                                253,000             259,000
Amortization of intangible assets                                                            110,000             108,000
Net gain and franchise fee from sales of restaurants                                         (68,000)            (11,000)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable                                                    14,000            (194,000)
(Increase) decrease in food and supplies inventories                                          (5,000)             14,000
Decrease in other current assets                                                              10,000               1,000
Decrease (increase) in other assets                                                           12,000              (6,000)
Increase in accounts payable and accrued liabilities                                         545,000             153,000
Increase (decrease) in deferred fees and accrued liabilities                                   6,000             (98,000)
                                                                                    ----------------   -----------------
Net Cash Provided By Operating Activities                                                  1,193,000             351,000
                                                                                    ----------------   -----------------
INVESTMENT ACTIVITIES:
Purchase of property and equipment                                                          (462,000)            (73,000)
Proceeds from sales of restaurants                                                            80,000              10,000
Payments received on notes receivable                                                        111,000             424,000
                                                                                     ---------------   -----------------
Cash (Used For) Provided By Investment Activities                                           (271,000)            361,000
                                                                                     ---------------   -----------------
FINANCING ACTIVITIES:
Repayment of debt                                                                           (321,000)           (374,000)
                                                                                     ---------------   -----------------
Cash (Used For) Financing Activities                                                        (321,000)           (374,000)
                                                                                     ---------------   -----------------
INCREASE IN CASH                                                                             601,000             338,000

CASH AT BEGINNING OF PERIOD                                                                3,457,000           2,940,000
                                                                                    ----------------   -----------------
CASH AT END OF PERIOD                                                              $       4,058,000   $       3,278,000
                                                                                   =================   =================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest                                                             $         169,000   $         209,000
=================================================================================  ==================  ==================
Loans to franchisees in connection with sales of restaurants                       $       1,015,000   $         190,000
=================================================================================  ==================  ==================
Acquisition of restaurants in exchange for notes receivable                        $         168,000   $         432,000
=================================================================================  ==================  ==================

See accompanying notes to consolidated financial statements.










                            MIAMI SUBS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

1.          BASIS  OF  PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the Company's financial position and results of operations for the periods presented. The financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required for annual financial statements. The financial statements included herein should be read in conjunction with the financial statements presented in the Company's Annual Report on Form 10-K for the year ended May 31, 1998.

Results of operations reported for interim periods are not necessarily indicative of results for the entire fiscal year.

2.          REVENUES  FROM  FRANCHISED  RESTAURANTS

     Revenues  from  franchised  restaurants  consist  of  the  following:




                                          THREE MONTHS       THREE MONTHS
                                        ENDED AUGUST 31,   ENDED AUGUST 31,
                                        -----------------  -----------------
                                              1998               1997
                                        -----------------  -----------------

Royalties                               $       1,037,000  $         922,000
Franchise and development fees                    132,000            142,000
Sublease rental income (net) and other             29,000             55,000
                                        -----------------  -----------------
Total                                   $       1,198,000  $       1,119,000
                                        =================  =================




3.                    NOTES  AND  ACCOUNTS  RECEIVABLE

          Notes  and  accounts  receivable  consist  of  the  following:




                                                       August 31,     May 31,
                                                          1998          1998
                                                      ------------  ------------

Notes receivable                                      $ 7,864,000   $ 7,112,000
Royalties and other receivables due from franchisees      646,000       666,000
Other                                                     208,000       229,000
                                                      ------------  ------------
Total                                                   8,718,000     8,007,000
Less allowance for doubtful accounts                     (147,000)     (188,000)
                                                      ------------  ------------
                                                        8,571,000     7,819,000
Less notes receivable due after one year               (6,680,000)   (6,076,000)
                                                      ------------  ------------
Notes and accounts receivable-current portion         $ 1,891,000   $ 1,743,000
====================================================  ============  ============


Notes receivable at August 31, 1998, principally result from sales of restaurant businesses to franchisees and are generally guaranteed by the purchaser and collateralized by the restaurant businesses and assets sold. The notes are generally due in monthly installments of principal and interest, with interest rates ranging principally between 8% and 12%.


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


5.          PROPOSED  REVERSE  STOCK  SPLIT

The Company's common stock is subject to delisting from the Nasdaq National Market since it is not in compliance with the minimum bid price requirement pursuant to NASD Marketplace Rule 4450 (a)(5), which became effective in February 1998. In response to this action, in September 1998 the Company's Board of Directors unanimously adopted a resolution to amend the Company's Articles of Incorporation to effect a one-for-four reverse stock split of the Company's common stock, pursuant to which each four shares of common stock would be converted into one share of common stock. The reverse stock split is subject to approval by the Company's shareholders. On September 25, 1998, a hearing was held before a Listing Qualifications Panel authorized by NASD in which the Company requested an extension of time to effectuate the reverse-stock-split and come into compliance with the minimum bid price requirement. The delisting action has been stayed pending final determination by the Listing Qualifications Panel on this request.


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

During the current quarter, the Company finalized a co-branding licensing agreement with Arthur Treacher's, Inc. ("Treacher's"). Under the agreement, franchised and Company owned Miami Subs Grill restaurants may become franchisees of Treacher's and sell Treacher's products in the restaurants. As of August 31, 1998, ten Miami Subs Grill restaurants have implemented the co-branding program and were selling Treacher's products. Since most of these co-branding additions took place during August 1998, the Company does not believe that it had a significant impact on its business or operations during the current quarter.

The Company's ability to sustain and improve profitability will, among other factors, be dependent on the continuing improvement of sales and operating margins in existing Company and franchised restaurants, successful expansion of its franchise base, its ability to control future operating costs, and the successful operation of existing and new restaurants on a profitable basis by franchisees.

The Company's fiscal year ends on May 31. The results of operations for the three months ended August 31, 1998 are not necessarily indicative of the results that may be expected for the Company's fiscal year.

During the three months ended August 31, 1998, four franchised restaurants opened, and three franchised restaurants closed. In addition, the Company sold four restaurants to franchisees, and acquired two restaurants from former franchisees. At August 31, 1998, there were 192 restaurants in the system, consisting of 16 Company operated restaurants and 176 franchised restaurants. At August 31, 1997, there were 191 restaurants in the system, consisting of 17 Company operated restaurants and 174 franchised restaurants.




COMPARISON  OF  THREE  MONTHS  ENDED  AUGUST  31,  1998  TO  AUGUST 31, 1997

Total  Revenues

Total  Company  revenues  increased  2.6% to approximately $6.4 million in the first quarter of the current year, as compared to $6.2 million in the first quarter of the prior year. The increase in total revenues resulted principally from an increase in company-operated restaurant sales and franchise revenues, which were partially offset by a decrease in interest income and other revenues.

Restaurant  Sales

The Company's total restaurant sales increased 3.0% to approximately $4.9 million in the current quarter, as compared to $4.8 million in the prior year
quarter.    The  increase  in  sales  resulted  principally  from  additional restaurants  operated  by  the  Company  for  a  part  of  the current period.

Same-store-sales for all comparable Company operated restaurants (computed for 15 restaurants operated by the Company since December 1996) declined by 0.2% in the current quarter. However, for the Company's nine core restaurants which are principally located in Florida, same-store-sales for the first quarter increased by approximately 1.2%. Same-store-sales for the Company's restaurants in the year earlier quarter were down approximately 6.4%. The Company attributes the improvement in same-store-sales principally to the changes which were implemented during the prior fiscal year relating to pricing, marketing, and operations.

At August 31, 1998, Company operated restaurants were located in Florida (9); Texas (6), and New York (1). Subsequent to August 31, 1998, the Company
transferred the operations of two of the Texas restaurants to a franchisee pursuant to a management agreement and the Company currently plans to sell or transfer to franchisees up to five of the remaining restaurants. However, there can be no assurance that any such sales will be consummated at terms acceptable to the Company.

Revenues  From  Franchised  Restaurants

Revenues from franchised restaurants amounted to approximately $1.2 million in the current quarter, as compared to $1.1 million in the prior year quarter.

In the current year's first quarter, four franchised restaurants opened, the Company sold/transferred four restaurants to franchisees, and three franchised restaurants closed. At quarter end there were 176 franchised restaurants, as compared to 174 franchised restaurants one year ago. Royalty income in the current quarter increased to $1,037,000, as compared to $922,000 in the prior year quarter, principally from the opening of new restaurants since the prior year quarter, and improved collections of delinquent royalty fees. At August 31, 1998, 23% of franchised restaurants have been granted a temporary waiver from paying royalty fees or were delinquent and not paying royalty fees to the Company.

Same-store-sales for all comparable franchised restaurants (computed for franchised restaurants in operation since December 1996) continued the recent trend of improvement, declining by approximately 1.6% in the current year's first quarter. Although negative, the decline for the quarter represents the fourth consecutive quarterly improvement in same-store-sales (in the prior year quarter, same-store-sales at franchised restaurants declined by approximately 10.4%, but improved each quarter during the fiscal year).
Same-store-sales for the franchised restaurants located in Florida (which represents approximately 75% of the restaurants included in the same-store-sales calculation) declined by just .3% for the current quarter. The Company attributes the improvement in same-store-sales principally to the changes which were implemented during the prior fiscal year to pricing, marketing, and operations.

The Company leases/subleases principally Miami Subs restaurant facilities to franchisees and such net revenues have been adversely affected from the delinquency and non-payment of certain of these leases/subleases. At August 31, 1998, ten restaurant facilities which are leased/subleased to franchisees were in various stages of delinquency. During the current quarter, the Company reacquired one restaurant from a franchisee as a result of the default of the lease and note payable to the Company. The restaurant was resold during the quarter to another franchisee which resulted in a gain being realized by the Company.

System-Wide  Sales

System-wide sales, which includes sales from all Company operated and franchised restaurants, increased to approximately $38.2 million in the current quarter, as compared to $37.8 million in the prior year quarter. The increase in system wide sales principally reflects higher sales from new restaurants which opened since the prior year quarter. Same-store-sales for all comparable restaurants in the system declined by approximately 1.6% in the current quarter, representing the fourth consecutive quarterly improvement in system wide same-store-sales. Same-store-sales for the system in the prior year quarter were down approximately 10.1%. The Company attributes the improvement in same-store-sales principally to the changes which were implemented during the prior fiscal year relating to pricing, marketing, and operations.

Net  Gain  From  Sales  of  Restaurants

As a part of the Company's strategy to focus future growth and operations in franchising, the Company sold four restaurants to franchisees during the first quarter of the current year, as compared to two restaurants that were sold in the year earlier quarter. Gains on the sale of restaurants are dependent on the Company's basis in and the overall performance of such units. Gains realized are recorded as income when the sales are consummated and other conditions are met, including the adequacy of the down payment and the completion by the Company of its obligations under the contracts. Total deferred gains on the sales of restaurants amounted to $749,000 at August 31, 1998. Although the Company intends to sell other existing Company operated restaurants in the future, there can be no assurance that any such sales will be consummated on terms acceptable to the Company. In addition, it is not anticipated that significant gains will be realized from such sales.

Interest  Income

In connection with its strategy of focusing growth in franchising, the Company has continued to sell restaurants to franchisees and has provided financing for such sales. During the current quarter, loans in the amount of $1,015,000 were made to franchisees in connection with the sale of four restaurants during the quarter. Total notes receivable amounted to approximately $7.9 million at August 31, 1998, as compared to $8.8 million at August 31, 1997. At August 31, 1998, nine individual notes receivable which are due from five franchisees with outstanding balances totaling approximately $1.8 million (net of deferred fees and credits) were delinquent in monthly payments due to the Company. As a result of these delinquencies and the lower average balance of notes receivable outstanding during the quarter, interest income declined to $164,000 in the current quarter, as compared to $197,000 in the year earlier quarter.

Other  Revenues  -  Net

Other revenues - net declined from $113,000 in the prior year quarter to $55,000 in the current quarter. The decline resulted principally form costs associated with certain properties that were unleased during a portion of the current quarter and non-recurring revenues realized in the prior year quarter.
 All  of  the  properties  have  been  subsequently  leased  to third parties.

Restaurant  Operating  Costs

Restaurant operating costs in Company operated restaurants amounted to approximately $4.6 million or 93.1% of sales in the current quarter, as compared to 95.2% of sales in the prior year's first quarter. The improvement in restaurant operating costs as a percent of sales was principally due to improved supervision and controls over food, paper, and labor costs in the current quarter.

General,  Administrative  and  Franchise  Costs

General, administrative and franchise costs amounted to $876,000 or 13.7% of total revenue in the current quarter, as compared to $900,000 or 14.5% of total revenue in the prior year quarter. Following a reduction in its corporate infrastructure last year, the Company continues to maintain strict costs controls in all areas of its business, and does not currently anticipate any significant increase to current operating cost levels.

Interest  Expense

Principally as a result of the repayment of outstanding debt from approximately $8.0 million at August 31, 1997 to $6.4 million at August 31, 1998, interest expense decreased to $170,000 in the current quarter, as compared to $208,000 in the prior year quarter.

Provision  for  Income  Taxes

The Company's federal income tax returns for fiscal years 1991 through 1996, inclusive, have been examined by the Internal Revenue Service, and the IRS has issued reports for such years reflecting substantial adjustments to previously filed tax returns. The Company has appealed many of the proposed adjustments.
 If the Company is not successful in its appeal, the Company's net operating loss carryovers would be substantially absorbed by the proposed adjustments and significant amounts of additional taxes, interest, and penalties would be due. The Company believes that the accruals that it has provided in connection with this matter are adequate. The Company is providing currently for taxes on income based on the expected effective tax rate for the year.

LIQUIDITY  AND  CAPITAL  RESOURCES

During the first quarter of the current year, the Company's principal sources of cash were from operating activities totaling $1,193,000, and principal payments received on notes receivable of $111,000. The Company's principal uses of cash in the current quarter were for scheduled debt repayments of $321,000, and the acquisition of a franchised restaurant and property renovations and improvements totaling approximately $462,000. Cash and cash equivalents at August 31, 1998, amounted to $4,058,000 (which includes unexpended marketing fund contributions of $1,356,000), as compared to $3,457,000 (including $970,000 in unexpended marketing fund contributions) at May 31, 1998. At August 31, 1998, the Company's working capital position improved to $382,000, as compared to $88,000 at May 31, 1998, and a deficit of $1,085,000 one year ago. The Company's working capital position has improved principally as a result of improved operating results over the past year. The Company is able to operate with a low working capital position or deficiency because restaurant operations are conducted primarily on a cash basis, rapid turnover and frequent deliveries allow a limited investment in inventories, and accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

In addition to scheduled debt maturities/repayments for the remainder of fiscal year 1999 of approximately $786,000, the Company's capital requirements for the balance of the current fiscal year relate primarily to planned capital expenditures to certain Company operated restaurants in connection with co-branding agreements with Arthur Treacher's, Inc. and BAB Holdings, Inc., other necessary or required capital improvements to existing restaurants, and certain enhancements to corporate and restaurant management information systems. The estimated cost of these planned capital expenditures is not expected to exceed approximately $325,000.

In September 1998, the Company's Board of Directors authorized the Company to repurchase from time to time up to five percent of the Company's common stock in open market transactions at current market prices. Based on the current market price of the common stock and the number of shares outstanding, the Company has allocated approximately $425,000 for this purpose.

The Company expects that competition in the quick-service restaurant industry will continue to be intense and will remain so in the foreseeable future, resulting in continued pressure on sales and operating profit, and slower development of traditional restaurants by franchisees. The Company, through a co-branding licensing agreement with Arthur Treacher's, Inc., is currently offering Arthur Treacher's fish products in a limited number of its restaurants, and will begin testing the sale of Big Apple Bagels, My Favorite Muffins, and Brewster's Coffee products in a Company restaurant in the second quarter. The Company also intends to pursue other co-branding opportunities in the future. Continued emphasis will also be placed on franchising non-traditional restaurants and certain of the Company's existing restaurants, improving the performance of Company and franchised restaurants, developing new products, enhancing the effectiveness of marketing programs, and overall improvement and possible refinements to the entire system.

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


PART  II.    OTHER  INFORMATION

ITEM  L.    LEGAL  PROCEEDINGS

Reference is made to Part I, Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998
for a description of legal proceedings  involving  the  Company.   Since
May 31, 1998, there have been no material developments in these legal proceedings.

ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)        Exhibits.

          NONE

(b)        Reports  on  Form  8-K

     NONE

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     MIAMI SUBS CORPORATION



Date:  October  6,  1998                       By:   /s/  Jerry  W.  Woda
                                                    JERRY W. WODA
                                                    Senior Vice President,
                                                    Chief Financial Officer,
                                                    and Principal Accounting
                                                    and Financial Officer