Form 10-Q/A
period 1998-08-31
MIAMI SUBS CORP
filed 1999-01-11
CIK 875174

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q/A
                               Amendment No. 1
                 (To include disclosure on year 2000 issues)

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

         Class                              Outstanding at October 6, 1998
Common  Stock,  $.01  par  value                      27,119,340










ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Year  2000

The  Company  is  continuing  its  evaluation  and  assessment  of its various information technology and non-information technology systems, including software, hardware and equipment that may be potentially affected by the Year 2000 issue. The Company estimates that its evaluation and assessment of these various systems will be completed shortly. Based on its preliminary assessment of these systems and discussions with its third-party providers, the Company currently believes that such internal systems are or will be Year 2000 compliant with minimum modifications, which should be completed by May 31, 1999. Following initial testing, additional remedial action may be necessary and further testing will be performed. The Company has not yet determined the cost of completing its Year 2000 plan on its internal systems, but currently does not estimate that such costs will be material.

The Company is currently in the process of contacting critical suppliers of products and services to determine the extent to which the Company may be vulnerable to such parties failure to resolve their own Year 2000 issues. The Company will assess and attempt to mitigate its risks with respect to the failure of these third parties to be Year 2000 compliance. The effect, if any, on the Company's results of operations from the failure of third parties to be Year 2000 compliant can not be reasonably estimated.

The Company will also be working with and assisting its independent franchisees to ensure that their point of sale and other equipment is capable of handling the Year 2000 issue. In the event that such systems are not adequately modified as necessary, it may adversely affect the franchisees operations which would adversely affect the Company's results of operations.

Based on the Company's current assessment to date, no matters have been identified and the Company does not currently believe that the Year 2000 issue will have a material adverse effect on the Company's financial condition or results of operations. The Company's beliefs and expectations, however, are based on certain assumptions and expectations that may ultimately prove to be inaccurate. Potential sources of risk include the inability of suppliers to be Year 2000 compliant, which could result in delays in product deliveries from suppliers, and disruption of the distribution channel.

The Company has not yet established a contingency plan, but intends to develop a plan to mitigate the effects of problems experienced by vendors or service providers in regard to the timely implementation of Year 2000 programs. This contingency plan is expected to be developed and in place by July 31, 1999.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  MIAMI  SUBS  CORPORATION

Date:  January  8,  1999                         By:/s/    Jerry W. Woda
                                                    JERRY W. WODA
                                                    Senior Vice President,
                                                     Chief  Financial  Officer,
                                                      and Principal  Accounting
                                                        Officer