Form 10-Q
period 1998-11-30
MIAMI SUBS CORP
filed 1999-01-13
CIK 875174

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q
          (Mark  One)
          [  X  ]          QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(D)
               OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

               For  the  quarterly  period  ended NOVEMBER  30,  1998

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

                              Yes    X     No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                              Outstanding at January  8,  1999
Common  Stock,  $.01  par value                            6,779,835










PART  I.    FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

                                      MIAMI SUBS CORPORATION
                                    CONSOLIDATED BALANCE SHEETS
                                            (UNAUDITED)

                                                                        November 30,     May 31,
ASSETS                                                                      1998           1998
---------------------------------------------------------------------  --------------  ------------

CURRENT ASSETS
Cash and cash equivalents (including unexpended marketing fund
   contributions of $1,620,000 and $970,000, respectively)             $   4,340,000   $ 3,457,000
Notes and accounts receivable - net                                        1,497,000     1,743,000
Food and supplies inventories                                                179,000       179,000
Other                                                                         69,000        77,000
Total Current Assets                                                       6,085,000     5,456,000

Notes receivable                                                           6,237,000     6,076,000
Property and equipment - net                                              11,132,000    11,612,000
Intangible assets - net                                                    6,513,000     6,718,000
Other                                                                        433,000       464,000

TOTAL                                                                  $  30,400,000   $30,326,000

LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------------------
CURRENT LIABILITIES
Accounts payable and accrued liabilities                               $   4,858,000   $ 4,276,000
Current portion of notes payable and capitalized lease obligations           957,000     1,092,000
Total Current Liabilities                                                  5,815,000     5,368,000

Long-term portion of notes payable and capitalized lease obligations       5,167,000     5,613,000
Deferred franchise fees and other deferred income                          1,412,000     1,577,000
Accrued liabilities and other                                              1,450,000     1,735,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; authorized 50,000,000 shares                   283,000       283,000
Additional paid-in capital                                                24,565,000    24,565,000
Accumulated deficit                                                       (6,685,000)   (7,208,000)
                                                                          18,163,000    17,640,000
Note receivable from sale of stock                                          (563,000)     (563,000)
Treasury Stock                                                            (1,044,000)   (1,044,000)
                                                                       --------------  ------------
Total Shareholders' Equity                                                16,556,000    16,033,000
                                                                       --------------  ------------

TOTAL                                                                  $  30,400,000   $30,326,000
=====================================================================  ==============  ============

See accompanying notes to consolidated financial statements.






                                     MIAMI SUBS CORPORATION
                               CONSOLIDATED STATEMENTS OF INCOME
                                          (UNAUDITED)


                                                              Three Months Ended   November 30,
                                                              -------------------  -------------
REVENUES                                                             1998              1997
------------------------------------------------------------  -------------------  -------------

Restaurant sales                                              $         4,407,000  $   4,354,000
Revenues from franchised restaurants                                    1,044,000      1,215,000
Net gain from sales of restaurants                                          8,000          5,000
Interest income                                                           133,000        190,000
Other revenues                                                            113,000         83,000
                                                              -------------------  -------------
Total                                                                   5,705,000      5,847,000
                                                              -------------------  -------------

EXPENSES
------------------------------------------------------------
Restaurant operating costs                                              4,131,000      4,251,000
General, administrative and franchise costs                               803,000        819,000
Depreciation and amortization                                             353,000        361,000
Interest expense                                                          163,000        198,000
                                                              -------------------  -------------
Total                                                                   5,450,000      5,629,000
                                                              -------------------  -------------

Income before provision for income taxes                                  255,000        218,000
Provision for income taxes                                                 48,000         76,000
                                                              -------------------  -------------
Net income                                                    $           207,000  $     142,000
                                                              ===================  =============

Net income per share:
Basic                                                         $               .01  $         .01
                                                              ===================  =============
Diluted                                                       $               .01  $         .01
                                                              ===================  =============


Shares used in computing net income per share:
============================================================
Basic                                                                  27,119,000     27,119,000
============================================================  ===================  =============
Diluted                                                                27,119,000     27,119,000
============================================================  ===================  =============

See accompanying notes to consolidated financial statements.







                                    MIAMI SUBS CORPORATION
                              CONSOLIDATED STATEMENTS OF INCOME
                                         (UNAUDITED)


                                                              Six Months   Ended November 30,
                                                              -----------  -------------------
REVENUES                                                         1998             1997
------------------------------------------------------------  -----------  -------------------

Restaurant sales                                              $ 9,329,000  $         9,132,000
Revenues from franchised restaurants                            2,242,000            2,355,000
Net gain from sales of restaurants                                 51,000               16,000
Interest income                                                   297,000              387,000
Other revenues                                                    169,000              175,000
Total                                                          12,088,000           12,065,000

EXPENSES
------------------------------------------------------------
Restaurant operating costs                                      8,714,000            8,801,000
General, administrative and franchise costs                     1,680,000            1,719,000
Depreciation and amortization                                     716,000              729,000
Interest expense                                                  333,000              406,000
                                                              -----------  -------------------
Total                                                          11,443,000           11,655,000

Income before provision for income taxes                          645,000              410,000
Provision for income taxes                                        122,000              143,000
                                                              -----------  -------------------
Net income                                                    $   523,000  $           267,000

Net income per share:
Basic                                                         $       .02  $               .01
                                                              ===========  ===================
Diluted                                                       $       .02  $               .01
                                                              ===========  ===================


Shares used in computing net income per share:
============================================================
Basic                                                          27,119,000           27,119,000
============================================================  ===========  ===================
Diluted                                                        27,119,000           27,130,000
============================================================  ===========  ===================

See accompanying notes to consolidated financial statements.








                                               MIAMI SUBS CORPORATION
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (UNAUDITED)



                                                                                    Six Months Ended    November 30,
OPERATING ACTIVITIES:                                                                     1998              1997
                                                                                   ------------------  --------------

Net income                                                                         $         523,000   $     267,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization                                                                496,000         510,000
Amortization of intangible assets                                                            220,000         219,000
Net gain and franchise fees from sales of restaurants                                        (76,000)        (16,000)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable                                                   104,000        (316,000)
Decrease in food and supplies inventories                                                          -          12,000
Decrease in other current assets                                                               8,000          23,000
Decrease in other assets                                                                      16,000          19,000
Increase (decrease) in accounts payable and accrued liabilities                              621,000        (150,000)
Decrease in deferred fees and accrued liabilities                                           (120,000)       (257,000)
Net Cash Provided By Operating Activities                                                  1,792,000         311,000

INVESTMENT ACTIVITIES:
Purchase of restaurant, property, and equipment                                             (622,000)       (171,000)
Proceeds from sales of restaurants                                                            80,000          20,000
Payments received on notes receivable                                                        214,000         570,000
Cash (Used For) Provided By Investment Activities                                           (328,000)        419,000

FINANCING ACTIVITIES:
Repayment of debt                                                                           (581,000)       (681,000)
Cash (Used For) Financing Activities                                                        (581,000)       (681,000)

INCREASE IN CASH                                                                             883,000          49,000

CASH AT BEGINNING OF PERIOD                                                                3,457,000       2,940,000

CASH AT END OF PERIOD                                                              $       4,340,000   $   2,989,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest                                                             $         329,000   $     407,000
=================================================================================  ==================  ==============
Loans to franchisees in connection with sales of restaurants                       $       1,015,000   $     345,000
=================================================================================  ==================  ==============
Reacquisition of restaurants/equipment in exchange for notes receivable - net      $         597,000   $     432,000
=================================================================================  ==================  ==============

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


2.          REVENUES  FROM  FRANCHISED  RESTAURANTS

     Revenues  from  franchised  restaurants  consist  of  the  following:




                                          THREE MONTHS ENDED   Three Months Ended
                                             NOVEMBER 30,         November 30,
                                         --------------------  -------------------
                                                 1998                 1997
                                         --------------------  -------------------

Royalties                                $           958,000   $           885,000
Franchise and development fees                        96,000                94,000
Sublease rental income (net)                         (57,000)               46,000
Cancellation of development agreements                47,000               190,000
                                         --------------------  -------------------
Total                                    $         1,044,000   $         1,215,000
                                         ====================  ===================


                                         SIX MONTHS ENDED      Six Months Ended
                                         NOVEMBER 30,          November 30,
                                         --------------------  -------------------
                                                        1998                  1997
                                         --------------------  -------------------
Royalties                                $         1,995,000   $         1,807,000
Franchise and development fees                       227,000               246,000
Sublease rental income (net)                         (27,000)              112,000
Cancellation of development agreements                47,000               190,000
                                         --------------------  -------------------
Total                                    $         2,242,000   $         2,355,000
                                         ====================  ===================





3.                    NOTES  AND  ACCOUNTS  RECEIVABLE

          Notes  and  accounts  receivable  consist  of  the  following:



                                                       November 30,     May 31,
                                                           1998           1998
                                                      --------------  ------------

Notes receivable                                      $   7,147,000   $ 7,112,000
Royalties and other receivables due from franchisees        670,000       666,000
Other                                                        64,000       229,000
                                                      --------------  ------------
Total                                                     7,881,000     8,007,000
Less allowance for doubtful accounts                       (147,000)     (188,000)
                                                      --------------  ------------
                                                          7,734,000     7,819,000
Less notes receivable due after one year                 (6,237,000)   (6,076,000)
                                                      --------------  ------------
Notes and accounts receivable-current portion         $   1,497,000   $ 1,743,000
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


4.          INCOME  TAXES

The Company's federal income tax returns for fiscal years 1991 through 1996, inclusive, have been examined by the Internal Revenue Service, and the IRS has issued reports for such years reflecting substantial adjustments to previously filed tax returns. The Company has appealed many of the proposed adjustments.
 If the Company is not successful in its appeal, the Company's net operating loss carryovers would be substantially absorbed by the proposed adjustments and significant amounts of additional taxes, interest, and penalties would be due. The Company believes that the accruals that it has provided in connection with this matter are adequate. The Company has recently been notified that its federal income tax return for fiscal year 1997 will also be examined by the IRS.


5.          REVERSE  STOCK  SPLIT

Effective on November 9, 1998, the Company's common stock was moved from The Nasdaq National Market to The Nasdaq SmallCap Market, and the Company was granted a temporary exception to the minimum bid price requirement of The Nasdaq SmallCap Market. On December 23, 1998, the Company was notified by Nasdaq that, on or before January 7, 1999, the Company must effect a reverse stock split sufficient to evidence a minimum closing bid price of at least $1 per share and that the Company's closing bid price immediately thereafter must meet or exceed $1 per share for a minimum of ten consecutive trading days. The Company must also demonstrate compliance with all requirements for continued listing on The Nasdaq SmallCap Market and satisfy certain other conditions as specified by Nasdaq. In response to this action, on December 29, 1998, the Company's Board of Directors unanimously adopted a resolution to amend the Company's Articles of Incorporation to effect, as of the close of business on January 7, 1999, a one-for-four reverse stock split of the Company's common stock, pursuant to which each four shares of common stock were converted into one share of common stock.


6.          PROPOSED  MERGER

On November 25, 1998, the Company and Nathan's Famous, Inc. ("Nathan's) entered into a letter of intent pursuant to which Nathan's has proposed to acquire all of the outstanding shares of common stock of the Company for shares of Nathan's common stock. The proposed merger is subject to certain conditions, including execution of a merger agreement and approval by the stockholders' of both Nathan's and Miami Subs.

Through a direct purchase on November 25, 1998, Nathan's acquired all of the approximate 8.1 million shares of Miami Subs common stock which was beneficially owned by Mr. Gus Boulis, the Company's former chairman and chief executive officer.

Wayne Norbitz, president and chief operating officer of Nathan's, and Robert Eide, a director of Nathan's, were appointed to the Miami Subs board of directors, and Howard M. Lorber, chairman and chief executive officer of Nathan's, was appointed chairman and chief executive officer of Miami Subs.


7.          LITIGATION

     On January 5, 1999, the Company was served with a class action law suit which was filed against the Company, its directors and Nathan's Famous, Inc. in a Florida state court by a shareholder of the Company. The suit alleges that the proposed merger between the Company and Nathan's, as contemplated by the companies non-binding letter of intent, is unfair to the Company's shareholders and constitutes a breach by the defendants of their fiduciary duties to the shareholders of the Company. The plaintiff seeks among other things (i) class action status, (ii) preliminary and permanent injunctive relief against consummation of the proposed merger and (iii) unspecified damages to be awarded to the shareholders of the Company. The Company believes that the suit is without merit and intends to defend against it vigorously.


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

In August 1998, the Company finalized a co-branding licensing agreement with Arthur Treacher's, Inc. ("Treacher's"). Under the agreement, franchised and Company owned Miami Subs Grill restaurants may become franchisees of Treacher's and sell Treacher's products in the restaurants. As of November
30, 1998, 26 Miami Subs Grill restaurants (including six Company operated restaurants) have implemented the co-branding program and were selling Treacher's products.

The Company's ability to sustain and improve profitability will, among other factors, be dependent on the continuing improvement of sales and operating margins in existing Company and franchised restaurants, successful expansion of its franchise base, its ability to control future operating costs, and the successful operation of existing and new restaurants on a profitable basis by franchisees.

The Company's fiscal year ends on May 31. The results of operations for the three and six months ended November 30, 1998 are not necessarily indicative of the results that may be expected for the Company's fiscal year.

During  the  six  months ended November 30, 1998, seven franchised restaurants opened and five franchised restaurants closed. In addition, the Company sold/transferred six restaurants to franchisees and acquired five restaurants from franchisees. At November 30, 1998, there were 193 restaurants in the system, consisting of 16 Company operated restaurants and 177 franchised restaurants. At November 30, 1997, there were 193 restaurants in the system, consisting of 15 Company operated restaurants and 178 franchised restaurants.


COMPARISON  OF  THREE  MONTHS  ENDED  NOVEMBER 30, 1998 TO NOVEMBER 30, 1997

Total  Revenues

Total Company revenues declined 2.4% to approximately $5.7 million in the second quarter of the current year, as compared to $5.8 million in the second quarter of the prior year. The decrease in total revenues resulted principally from a decrease in franchise revenues and interest income.

Restaurant  Sales

The Company's total restaurant sales increased 1.2% to $4,407,000 in the current quarter, as compared to $4,354,000 in the prior year quarter. The increase in sales resulted principally from an increase in same store sales.

Same-store-sales for all comparable Company operated restaurants (computed for 13 restaurants operated by the Company in both the current and prior year quarters) increased by approximately 1.8% in the current quarter. Same-store-sales for the Company's restaurants in the year earlier quarter
were  down  approximately  4.6%.    The  Company  attributes  the  change  in
same-store-sales trends principally to the changes which were implemented during the prior fiscal year relating to pricing, marketing, and operations and to sales from co-branding with Arthur Treacher's, which, as of November 30, 1998, had been added to six of the Company's restaurants.

During the current quarter the Company reacquired two restaurants from a franchisee in exchange for notes payable to the Company, completed the purchase of one restaurant from a franchisee, and transferred the operations of two restaurants to a franchisee. At November 30, 1998, Company operated restaurants were located in Florida (11); Texas (4), and New York (1). The Company currently plans to sell or transfer to franchisees up to seven of the restaurants that it operated at November 30, 1998. However, there can be no assurance that sales of these restaurants will be consummated on terms acceptable to the Company.

Revenues  From  Franchised  Restaurants

Revenues from franchised restaurants amounted to approximately $1.0 million in the current quarter, as compared to $1.2 million in the prior year quarter.

In the current year's second quarter, three franchised restaurants opened, the Company transferred the operations of two restaurants to franchisees and acquired/reacquired three restaurants from franchisees, and two franchised restaurants closed. At quarter end there were 177 franchised restaurants, as compared to 178 franchised restaurants one year ago.

Royalty income in the current quarter increased to $958,000, as compared to $885,000 in the prior year quarter, principally from the opening of new restaurants since the prior year quarter and collections of delinquent royalty fees. At November 30, 1998, 24% of franchised restaurants have been granted a temporary waiver from paying royalty fees or were delinquent and not paying royalty fees to the Company.

Same-store-sales for all comparable franchised restaurants continued the trend of improvement, declining by approximately 1.7% in the current year's second quarter (as compared to a decline of approximately 8.0% in the prior year quarter). The Company attributes the change in same-store-sales trends principally to the changes which were implemented during the prior fiscal year to pricing, marketing, and operations and to sales from co-branding with Arthur Treacher's, which, as of November 30, 1998, had been added to 20 franchised restaurants.

During the current year's second quarter, the Company recognized $47,000 in revenues from the cancellation of certain area development agreements with franchisees which were not in compliance with the terms of the development agreements. In the prior year's second quarter, the Company recognized $190,000 from such terminations.

The Company leases/subleases principally Miami Subs restaurant facilities to franchisees and revenues (net of related lease costs) have been adversely affected from the delinquency and non-payment of certain of these leases/subleases. At November 30, 1998, nine restaurant facilities which are leased/subleased to franchisees were two or more months delinquent. During the current quarter, the Company reacquired two restaurants from a franchisee as a result of the default of the leases and notes payable to the Company.

System-Wide  Sales

System-wide sales, which includes sales from all Company operated and franchised restaurants, increased to approximately $36.1 million in the current quarter, as compared to $35.9 million in the prior year quarter. The increase in system wide sales principally reflects sales from new franchised restaurants which opened since the prior year quarter, and sales from co-branding with Arthur Treacher's which, as of November 30, 1998, had been added to 26 Miami Subs restaurants. Same-store-sales for all comparable restaurants in the system declined by approximately 1.3% in the current quarter. Same-store-sales for the system in the prior year quarter were down approximately 7.3%. The Company attributes the change in same-store-sales trends principally to the changes which were implemented during the prior fiscal year relating to pricing, marketing, and operations and to the sale of Arthur Treacher's products in 26 restaurants.

Net  Gain  From  Sales  of  Restaurants

As a part of the Company's strategy to focus future growth and operations in franchising, the Company transferred the operations of two restaurants to franchisees during the current quarter pursuant to management agreements which give the franchisees the option to purchase the restaurants in the future. No gain is recognized by the Company at the time of transfer of operations to the franchisee. Any ultimate gains to be realized will be recorded as income when the sales are consummated and other conditions are met, including the adequacy of the down payment and the completion by the Company of its obligations under the contracts. Although the Company intends to sell or transfer other existing Company operated restaurants in the future, there can be no assurance that any such sales will be consummated on terms acceptable to the Company. In addition, it is not anticipated that significant gains will be realized from such sales.

Interest  Income

In connection with its strategy of focusing growth in franchising, the Company has sold restaurants to franchisees and has provided financing for such sales.
 Total notes receivable amounted to approximately $7.1 million at November 30, 1998, as compared to $8.9 million at November 30, 1997. At November 30, 1998, six individual notes receivable which are due from franchisees with outstanding balances totaling approximately $1.3 million (net of deferred fees and credits) were delinquent in monthly payments due to the Company. As a result of these delinquencies and the lower average balance of notes receivable outstanding during the quarter, interest income declined to $133,000 in the current quarter, as compared to $190,000 in the year earlier quarter.

Restaurant  Operating  Costs

Restaurant operating costs in Company operated restaurants amounted to approximately $4.1 million or 93.7% of sales in the current quarter, as compared to 97.6% of sales in the prior year's second quarter. The reduction in restaurant operating costs as a percent of sales was principally due to improved supervision and controls over food, paper, and labor costs in the current quarter.

General,  Administrative  and  Franchise  Costs

General, administrative and franchise costs amounted to $803,000 or 14.1% of total revenue in the current quarter, as compared to $819,000 or 14.0% of total revenue in the prior year quarter. Costs in the prior year quarter included certain non-recurring reductions to expenses totaling approximately $125,000. The reduction in costs in the current quarter as compared to the year earlier quarter (before the impact of the non-recurring reductions to expenses) principally resulted from the elimination of certain corporate office positions since the year earlier period and to strict costs controls in all areas of the Company's business.

Interest  Expense

Principally as a result of the repayment of outstanding debt from approximately $7.3 million at November 30, 1997 to $6.1 million at November 30, 1998, interest expense decreased to $163,000 in the current quarter, as compared to $198,000 in the prior year quarter.

Provision  for  Income  Taxes

The Company's effective tax rate for the three months ended November 30, 1998 is lower than the rate in the prior year period due to a decrease in the Company's valuation allowance.

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



COMPARISON  OF  SIX  MONTHS  ENDED  NOVEMBER  30,  1998 TO NOVEMBER 30, 1997

Total  Revenues

Total Company revenues amounted to approximately $12.1 million in both the first half of the current year and the first half of the prior year. For the current six month period, an increase in Company restaurant sales was offset by a decrease in franchise revenues and interest income.

Restaurant  Sales

The Company's total restaurant sales increased 2.2% to approximately $9.3 million in the current six month period, as compared to $9.1 million in the prior year six month period. The increase in sales resulted from an increase in same store sales and a change in the units operated by the Company as a result of sales/transfers and acquisitions of restaurants between the periods.

Same-store-sales for all comparable Company operated restaurants (computed for 13 restaurants operated by the Company in both the current and prior year periods) increased by approximately 1.0% in the current six month period. Same-store-sales for the Company's restaurants in the year earlier period
were  down  approximately  5.0%.    The  Company  attributes  the  change  in
same-store-sales trends principally to the changes which were implemented during the prior fiscal year relating to pricing, marketing, and operations and to sales from co-branding with Arthur Treacher's, which, as of November 30, 1998, had been added to six of the Company's restaurants.

During the first half of the current year the Company reacquired four restaurants from franchisees in exchange for notes payable to the Company, purchased one restaurant from a franchisee, and sold/transferred six
restaurants  to  franchisees.    At  November  30,  1998,  Company  operated
restaurants were located in Florida (11); Texas (4), and New York (1). The Company currently plans to sell or transfer to franchisees up to seven of the restaurants that it operated at November 30, 1998. However, there can be no assurance that sales of these restaurants will be consummated on terms acceptable to the Company.

Revenues  From  Franchised  Restaurants

Revenues from franchised restaurants amounted to $2,242,000 in the current six month period, as compared to $2,355,000 in the prior year period.

During the current six month period, seven franchised restaurants opened, the Company sold/transferred six restaurants to franchisees and acquired/reacquired five restaurants from franchisees, and five franchised restaurants closed. At November 30, 1998, there were 177 franchised restaurants, as compared to 178 franchised restaurants one year ago.

Royalty income in the current six month period increased by 10.4% to $1,995,000, as compared to $1,807,000 in the prior year period, principally from the opening of new restaurants since the prior year period and collections of delinquent royalty fees. At November 30, 1998, 24% of franchised restaurants have been granted a temporary waiver from paying royalty fees or were delinquent and not paying royalty fees to the Company.

Same-store-sales for all comparable franchised restaurants continued the recent trend of improvement, declining by approximately 1.6% in the current six month period (as compared to a decline of approximately 9.3%in the prior
year  six  month  period).    The  Company  attributes  the  change    in
same-store-sales trends principally to the changes which were implemented during the prior fiscal year to pricing, marketing, and operations and to sales from co-branding with Arthur Treacher's, which, as of November 30, 1998, had been added to 20 franchised restaurants.

During the current six month period, the Company recognized $47,000 in revenues from the cancellation of certain area development agreements with franchisees which were not in compliance with the terms of the development agreements. In the prior year six month period, the Company recognized $190,000 from such terminations.

The Company leases/subleases principally Miami Subs restaurant facilities to franchisees and revenues (net of related lease costs) have been adversely affected from the delinquency and non-payment of certain of these leases/subleases. At November 30, 1998, nine restaurant facilities which are leased/subleased to franchisees were two or more months delinquent. During the current six month period, the Company reacquired four restaurants from franchisees as a result of the default of the leases and notes payable to the Company.

System-Wide  Sales

System-wide sales, which includes sales from all Company operated and franchised restaurants, increased to approximately $74.3 million in the current six month period, as compared to $73.6 million in the year earlier six month period. The increase in system wide sales principally reflects sales from new franchised restaurants which have opened since the prior year period, and to sales from co-branding with Arthur Treacher's which, as of November 30, 1998, had been added to 26 Miami Subs restaurants. Same-store-sales for all comparable restaurants in the system declined by approximately 1.3% in the current six month period. Same-store-sales for the system in the prior year six month period were down approximately 8.9%. The Company attributes the change in same-store-sales trends principally to the changes which were implemented during the prior fiscal year relating to pricing, marketing, and operations and to the sale of Arthur Treacher's products in 26 restaurants.

Net  Gain  From  Sales  of  Restaurants

As a part of the Company's strategy to focus future growth and operations in franchising, the Company sold/transferred six restaurants to franchisees during the first half of the current year, as compared to three restaurants that were sold in the year earlier period. Gains on the sale of restaurants are dependent on the Company's basis in and the overall performance of such units. Gains realized are recorded as income when the sales are consummated and other conditions are met, including the adequacy of the down payment and the completion by the Company of its obligations under the contracts. Although the Company intends to sell/transfer other existing Company operated restaurants in the future, there can be no assurance that any such sales will be consummated on terms acceptable to the Company. In addition, it is not anticipated that significant gains will be realized from such sales.

Interest  Income

In connection with its strategy of focusing growth in franchising, the Company has sold restaurants to franchisees and has provided financing for such sales.
 During the current six month period, loans in the amount of $1,015,000 were made to franchisees in connection with the sale of four restaurants during the period. Total notes receivable amounted to approximately $7.1 million at November 30, 1998, as compared to $8.9 million at November 30, 1997. At
November 30, 1998, six individual notes receivable which are due from franchisees with outstanding balances totaling approximately $1.3 million (net of deferred fees and credits) were delinquent in monthly payments due to the Company. As a result of these delinquencies and the lower average balance of notes receivable outstanding during the current period, interest income declined to $297,000 in the current six month period, as compared to $387,000 in the year earlier period.

Restaurant  Operating  Costs

Restaurant operating costs in Company operated restaurants amounted to approximately $8.7 million or 93.4% of sales in the current six month period, as compared to 96.4% of sales in the prior year period. The reduction in restaurant operating costs as a percent of sales was principally due to improved supervision and controls over food, paper, and labor costs in the current six month period.

General,  Administrative  and  Franchise  Costs

General, administrative and franchise costs amounted to $1,680,000 or 13.9% of total revenue in the current six month period, as compared to $1,719,000 or 14.2% of total revenue in the prior year period. Costs in the prior year period included certain non-recurring reductions to expenses totaling approximately $125,000. The reduction in costs in the current period as compared to the year earlier period (before the impact of the non-recurring reductions to expenses) principally resulted from the elimination of certain corporate office positions since the year earlier period and to strict costs controls in all areas of the Company's business.

Interest  Expense

Principally as a result of the repayment of outstanding debt from approximately $7.3 million at November 30, 1997 to $6.1 million at November 30, 1998, interest expense decreased to $333,000 in the current six month period, as compared to $406,000 in the prior year period.

Provision  for  Income  Taxes

The Company's effective tax rate for the six months ended November 30, 1998 is lower than the rate in the prior year perioddue to a decrease in the Company's valuation allowance.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

During the first half of the current year, the Company's principal sources of cash were from operating activities totaling approximately $1.8 million and principal payments received on notes receivable of $214,000. The Company's principal uses of cash in the current six month period were for scheduled debt repayments of $581,000 and the acquisition of a franchised restaurant and property renovations and improvements totaling approximately $622,000. Cash and cash equivalents at November 30, 1998, amounted to $4,340,000 (which includes unexpended marketing fund contributions of $1,620,000), as compared to $3,457,000 (including $970,000 in unexpended marketing fund contributions) at May 31, 1998. At November 30, 1998, the Company's working capital position was $270,000, as compared to $88,000 at May 31, 1998, and a deficit of $662,000 one year ago. The Company's working capital position has improved principally as a result of improved operating results over the past year. The Company is able to operate with a low working capital position or deficiency because restaurant operations are conducted primarily on a cash basis, rapid turnover and frequent deliveries allow a limited investment in inventories, and accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

In addition to scheduled debt maturities/repayments for the remainder of fiscal year 1999 of $524,000, the Company's projected capital requirements for the balance of the current fiscal year relate primarily to planned capital expenditures to additional Company operated restaurants in connection with co-branding with Arthur Treacher's, Inc., other renovations or planned capital improvements to existing restaurants, the completion of the acquisition of a restaurant, and certain enhancements to corporate and restaurant management information systems. The estimated cost of these planned capital expenditures is not expected to exceed approximately $325,000.

The Company's principal expected source of funds over the remainder of fiscal year 1999 will be from operations and scheduled repayments of notes receivable of approximately $440,000.

The Company expects that competition in the quick-service restaurant industry will continue to be intense and will remain so in the foreseeable future, resulting in continued pressure on sales and operating profit, and slower development of traditional restaurants by franchisees. The Company, through a co-branding licensing agreement with Arthur Treacher's, Inc., is currently offering Arthur Treacher's products in 26 Company and franchised restaurants, and has recently begun testing the sale of Big Apple Bagels, My Favorite Muffins, and Brewster's Coffee products in a Company restaurant. The Company also intends to pursue other co-branding opportunities in the future.
Continued emphasis will also be placed on franchising non-traditional restaurants and certain of the Company's existing restaurants, improving the performance of Company and franchised restaurants, developing new products, enhancing the effectiveness of marketing programs, and overall improvement and possible refinements to the Miami Subs concept.

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

On January 5, 1999, the Company was served with a class action law suit (Robert J. Feeney, on behalf of himself and all others similarly situated vs. Miami Subs Corporation, et al., Broward County Circuit Court, Case No. 98-19824-CACE (14)) which was filed against the Company, its directors and Nathan's Famous, Inc. in a Florida state court by a shareholder of the Company. The suit alleges that the proposed merger between the Company and Nathan's, as contemplated by the companies non-binding letter of intent, is unfair to the Company's shareholders and constitutes a breach by the defendants of their fiduciary duties to the shareholders of the Company. The plaintiff seeks among other things (i) class action status, (ii) preliminary and permanent injunctive relief against consummation of the proposed merger and (iii) unspecified damages to be awarded to the shareholders of the Company. The Company believes that the suit is without merit and intends to defend against it vigorously.

ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)        Exhibits.

          NONE

(b)        Reports  on  Form  8-K

     A Form 8-K dated November 10, 1998 was filed by the Company to report that the Company's common stock was moved to the Nasdaq SmallCap Market pursuant to a temporary exception that the Company received to the minimum bid price requirement and as explained in such Report.

A Form 8-K dated December 4, 1998 was filed by the Company to report that Nathan's Famous, Inc. (NASDAQ:NATH) had purchased from the Company's then chairman and chief executive officer, approximately 8.1 million shares of common stock of the Company (comprising approximately 30% thereof) for a purchase price of $4.2 million, and that the Company and Nathan's had entered into a letter of intent pursuant to which Nathan's Famous, Inc. intends to acquire through a merger the remaining outstanding shares of common stock of the Company in exchange for common stock and warrants of Nathan's.



                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              MIAMI SUBS CORPORATION

Date: January 8, 1999                         By: /s/ Donald L.  Perlyn
                                                  DONALD L. PERLYN
                                                   President and
                                                    Chief Operating Officer

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