Form 10-Q
period 1999-02-28
MIAMI SUBS CORP
filed 1999-04-14
CIK 875174

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q
          (Mark  One)
          [  X  ]          QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(D)
               OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

               For  the  quarterly  period  ended   FEBRUARY  28,  1999

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

                              Yes    X     No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                              Outstanding at April 12,  1999
Common  Stock,  $.01  par value                          6,667,335





PART  I.    FINANCIAL  INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS.

                                      MIAMI SUBS CORPORATION
                                    CONSOLIDATED BALANCE SHEETS
                                            (UNAUDITED)


                                                                        February 28,     May 31,
ASSETS                                                                      1999           1998
---------------------------------------------------------------------  -------------  ------------

CURRENT ASSETS
Cash and cash equivalents (including unexpended marketing fund
   contributions of $1,617,000 and $970,000, respectively)             $   4,206,000   $ 3,457,000
Notes and accounts receivable - net                                        1,766,000     1,743,000
Food and supplies inventories                                                164,000       179,000
Other                                                                         60,000        77,000
                                                                        ------------    ----------
Total Current Assets                                                       6,196,000     5,456,000
                                                                        ------------    ----------

Notes receivable                                                           5,915,000     6,076,000
Property and equipment - net                                              10,998,000    11,612,000
Intangible assets - net                                                    6,405,000     6,718,000
Other                                                                        538,000       464,000
                                                                         -----------   -----------
TOTAL                                                                  $  30,052,000   $30,326,000
                                                                       =============   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------------------
CURRENT LIABILITIES
Accounts payable and accrued liabilities                               $   4,770,000   $ 4,276,000
Current portion of notes payable and capitalized lease obligations           914,000     1,092,000
                                                                         -----------   -----------
Total Current Liabilities                                                  5,684,000     5,368,000
                                                                         -----------   -----------
Long-term portion of notes payable and capitalized lease obligations       4,962,000     5,613,000
Deferred franchise fees and other deferred income                          1,301,000     1,577,000
Accrued liabilities and other                                              1,467,000     1,735,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; authorized 12,500,000 shares                    71,000        71,000
Additional paid-in capital                                                24,777,000    24,777,000
Accumulated deficit                                                       (6,603,000)   (7,208,000)
                                                                          -----------   ----------
                                                                          18,245,000    17,640,000
Note receivable from sale of stock                                                 -      (563,000)
Treasury Stock                                                            (1,607,000)   (1,044,000)
                                                                       --------------  ------------
Total Shareholders' Equity                                                16,638,000    16,033,000
                                                                       --------------  ------------

TOTAL                                                                  $  30,052,000   $30,326,000
=====================================================================  ==============  ============

See accompanying notes to consolidated financial statements.





                                        MIAMI SUBS CORPORATION
                                  CONSOLIDATED STATEMENTS OF INCOME
                                             (UNAUDITED)


                                                              Three Months Ended   Three Months Ended
                                                                 February 28,         February 28,
                                                              -------------------  -------------------
REVENUES                                                             1999                 1998
------------------------------------------------------------  -------------------  -------------------

Restaurant sales                                                   $   4,387,000         $   4,209,000
Revenues from franchised restaurants                                    1,034,000              907,000
Net gain from sales of restaurants                                         12,000                1,000
Interest income                                                           159,000              159,000
Other revenues                                                            115,000              103,000
                                                              -------------------  -------------------
Total                                                                   5,707,000            5,379,000

EXPENSES
------------------------------------------------------------
Restaurant operating costs                                              4,166,000            3,948,000
General, administrative and franchise costs                               770,000              688,000
Depreciation and amortization                                             379,000              357,000
Interest expense                                                          146,000              194,000
Merger costs                                                              144,000                    -
                                                              -------------------  -------------------
Total                                                                   5,605,000            5,187,000

Income before provision for income taxes                                  102,000              192,000
Provision for income taxes                                                 19,000               71,000
                                                              -------------------  -------------------
Net income                                                            $    83,000          $   121,000
                                                              ===================  ===================
Net income per share:
Basic                                                                      $  .01               $  .02
                                                              ===================  ===================
Diluted                                                       $               .01  $               .02
                                                              ===================  ===================

Shares used in computing net income per share:
Basic                                                                   6,705,000            6,780,000
                                                              ===================  ===================
Diluted                                                                 6,705,000            6,780,000
                                                              ===================  ===================





See accompanying notes to consolidated financial statements.







                                       MIAMI SUBS CORPORATION
                                 CONSOLIDATED STATEMENTS OF INCOME
                                            (UNAUDITED)



                                                              Nine Months Ended   Nine Months Ended
                                                                 February 28,        February 28,
                                                              ------------------  ------------------
REVENUES                                                             1999                1998
------------------------------------------------------------  ------------------  ------------------

Restaurant sales                                                   $  13,716,000       $  13,341,000
Revenues from franchised restaurants                                   3,276,000           3,262,000
Net gain from sales of restaurants                                        63,000              17,000
Interest income                                                          455,000             546,000
Other revenues                                                           283,000             278,000
Total                                                                 17,793,000          17,444,000

EXPENSES
------------------------------------------------------------
Restaurant operating costs                                            12,880,000          12,749,000
General, administrative and franchise costs                            2,450,000           2,406,000
Depreciation and amortization                                          1,093,000           1,086,000
Interest expense                                                         479,000             600,000
Merger costs                                                             144,000                   -
Total                                                                 17,046,000          16,841,000

Income before provision for income taxes                                 747,000             603,000
Provision for income taxes                                               142,000             214,000
                                                              ------------------  ------------------
Net income                                                         $     605,000        $    389,000
                                                              ==================  ==================
Net income per share:
Basic                                                                     $  .09              $  .06
                                                              ==================  ==================
Diluted                                                                   $  .09              $  .06
                                                              ==================  ==================

Shares used in computing net income per share:
Basic                                                                  6,755,000           6,780,000
                                                              ==================  ==================
Diluted                                                                6,755,000           6,780,000
                                                              ==================  ==================




See accompanying notes to consolidated financial statements.






                                                MIAMI SUBS CORPORATION
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (UNAUDITED)


                                                                                Nine Months Ended    Nine Months Ended
                                                                                  February 28,         February 28,
                                                                               -------------------  -------------------
OPERATING ACTIVITIES:                                                                 1999                 1998
                                                                               -------------------  -------------------

Net income                                                                           $    605,000         $    389,000
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization                                                             765,000              760,000
Amortization of intangible assets                                                         328,000              326,000
Net gain and franchise fees from sales of restaurants                                     (88,000)             (17,000)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable                                                 15,000             (153,000)
Decrease in food and supplies inventories                                                  15,000               20,000
Decrease in other current assets                                                           17,000               12,000
(Increase) decrease in other assets                                                       (89,000)              22,000
Increase (decrease) in accounts payable and accrued liabilities                           533,000             (483,000)
(Decrease) in deferred fees and accrued liabilities                                      (202,000)            (272,000)
                                                                                     -------------        -------------
Net Cash Provided By Operating Activities                                               1,899,000              604,000
                                                                                     -------------        -------------
INVESTMENT ACTIVITIES:
Purchase of restaurant, property, and equipment                                          (757,000)            (215,000)
Proceeds from sales of restaurants                                                         80,000               20,000
Payments received on notes receivable                                                     356,000              719,000
                                                                               -------------------  -------------------
Cash (Used In) Provided By Business Investment Activities                                (321,000)             524,000
                                                                               -------------------  -------------------
FINANCING ACTIVITIES:
Repayment of debt                                                                       ( 829,000)          (1,400,000)
New borrowings                                                                                                 424,000
                                                                               -------------------  -------------------
Cash (Used For) Financing Activities                                                     (829,000)            (976,000)
                                                                               -------------------  -------------------
INCREASE IN CASH                                                                          749,000              152,000

CASH AT BEGINNING OF PERIOD                                                             3,457,000            2,940,000

CASH AT END OF PERIOD                                                              $    4,206,000        $   3,092,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                                             $      481,000        $     604,000
                                                                               ===================  ===================
Loans to franchisees in connection with sales of restaurants                       $    1,015,000        $     345,000
                                                                               ===================  ===================
Reacquisition of restaurants/equipment in exchange for notes receivable - net      $      597,000        $     432,000
                                                                               ===================  ===================
Acquisition of treasury stock in exchange for note receivable                      $      563,000
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


2.          REVENUES  FROM  FRANCHISED  RESTAURANTS

     Revenues  from  franchised  restaurants  consist  of  the  following:



                                         THREE MONTHS ENDED    Three Months Ended
                                            FEBRUARY 28,          February 28,
                                        --------------------  --------------------
                                                1999                  1998
                                        --------------------  --------------------

Royalties                                      $  1,014,000          $    930,000
Franchise and development fees                       69,000                51,000
Sublease rental income (expense) - net              (49,000)              (74,000)
                                        --------------------  --------------------
Total                                          $  1,034,000          $    907,000
                                        ====================  ====================


                                        NINE MONTHS ENDED     Nine Months Ended
                                        FEBRUARY 28,          February 28,
                                        --------------------  --------------------
                                                       1999                  1998
                                        --------------------  --------------------
Royalties                                      $  3,009,000           $ 2,738,000
Franchise and development fees                      296,000               296,000
Sublease rental income (expense) - net              (76,000)               38,000
Cancellation of development agreements               47,000               190,000
                                        --------------------  --------------------
Total                                          $  3,276,000           $ 3,262,000
                                        ====================  ====================





3.                    NOTES  AND  ACCOUNTS  RECEIVABLE

          Notes  and  accounts  receivable  consist  of  the  following:



                                                       February 28,     May 31,
                                                           1999           1998
                                                      --------------  ------------

Notes receivable                                      $   6,949,000   $ 7,112,000
Royalties and other receivables due from franchisees        711,000       666,000
Other                                                        92,000       229,000
                                                      --------------  ------------
Total                                                     7,752,000     8,007,000
Less allowance for doubtful accounts                       ( 71,000)     (188,000)
                                                      --------------  ------------
                                                          7,681,000     7,819,000
Less notes receivable due after one year                 (5,915,000)   (6,076,000)
                                                      --------------  ------------
Notes and accounts receivable-current portion         $   1,766,000   $ 1,743,000
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


5.          SHAREHOLDERS'  EQUITY  AND  EARNINGS  PER  SHARE

On December 29, 1998, the Company's Board of Directors unanimously adopted a resolution to amend the Company's Articles of Incorporation to effect, as of the close of business on January 7, 1999, a one-for-four reverse stock split of the Company's common stock, pursuant to which each four shares of common stock were converted into one share of common stock. All amounts in the accompanying unaudited consolidated financial statements have been adjusted to reflect the reverse stock split.

In January 1999, the Company acquired as treasury stock 112,500 shares of its common stock as a result of the non-payment of a note due to the Company. The note receivable was included in shareholders' equity at May 31, 1998.


6.          PROPOSED  MERGER

On January 15, 1999, the Company and Nathan's Famous, Inc. ("Nathan's") entered into a definitive merger agreement pursuant to which Nathan's has proposed to acquire all of the outstanding shares of common stock of the Company for shares of Nathan's common stock. The proposed merger is subject to certain conditions, including completion of due diligence and approval by a majority of the shareholders of both Nathan's and Miami Subs. In November 1998, Nathan's acquired, in a private transaction, approximately 30% of the outstanding common stock of the Company.

7.          LITIGATION

In January 1999, the Company was served with a class action law suit which was filed against the Company, its directors and Nathan's in a Florida state court by a shareholder of the Company. The suit alleges that the proposed merger between the Company and Nathan's is unfair to the Company's shareholders and constitutes a breach by the defendants of their fiduciary duties to the shareholders of the Company. The plaintiff seeks among other things (i) class action status, (ii) preliminary and permanent injunctive relief against consummation of the proposed merger and (iii) unspecified damages to be awarded to the shareholders of the Company. The Company believes that the suit is without merit and intends to defend against it vigorously.


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

In August 1998, the Company finalized a co-branding licensing agreement with Arthur Treacher's, Inc. ("Treacher's"). Under the agreement, franchised and Company owned Miami Subs Grill restaurants may become franchisees of Treacher's and sell Treacher's products in the restaurants. As of February
28, 1999, 34 Miami Subs Grill restaurants (including six Company operated restaurants) have implemented the co-branding program and were selling Treacher's products.

Miami Subs also has co-branding arrangements with Baskin-Robbins and BAB Holdings, Inc., which provide for Miami Subs restaurants to sell Baskin-Robbins ice cream products and Big Apple Bagels, My Favorite Muffins and Brewster's Coffee. In January, a Company operated restaurant also began selling Nathan's Famous all-beef frankfurters and fresh, crinkle-cut french fries.

The Company's ability to sustain and improve profitability will, among other factors, be dependent on the continuing improvement of sales and operating margins in existing Company and franchised restaurants, successful expansion of its franchise base, its ability to control future operating costs, and the successful operation of existing and new restaurants on a profitable basis by franchisees.

The Company's fiscal year ends on May 31. The results of operations for the three and nine months ended February 28, 1999 are not necessarily indicative of the results that may be expected for the Company's fiscal year.

During the nine months ended February 28, 1999, nine franchised restaurants opened and eight franchised restaurants closed. In addition, the Company sold/transferred seven restaurants to franchisees and acquired/reacquired five restaurants from franchisees. At February 28, 1999 and 1998, there were 192 restaurants in the system, consisting of 15 Company operated restaurants and 177 franchised restaurants.


COMPARISON  OF  THREE  MONTHS  ENDED  FEBRUARY 28, 1999 TO FEBRUARY 28, 1998

Total  Revenues

Total  Company  revenues  increased  6.1% to approximately $5.7 million in the third  quarter  of  the  current  year,  compared to $5.4 million in the third
quarter  of  the  prior  year.    The  increase  in  total  revenues  resulted
principally  from  increased  restaurant  sales  and  franchise  revenues.

Restaurant  Sales

Total Company restaurant sales increased 4.2% to approximately $4.4 million in the current quarter, as compared to $4.2 million in the prior year quarter. The increase in sales resulted from a change in restaurants operated by the Company as a result of sales/transfers and acquisitions of restaurants between the periods.

Same-store-sales for all comparable Company operated restaurants (computed for 13 restaurants operated by the Company in both the current and prior year quarters) decreased by approximately 0.5% in the current quarter. Same-store-sales for the Company's restaurants in the year earlier quarter were down approximately 0.9%. The Company is attempting to improve sales in its restaurants through various marketing programs and operational changes. The Company may also implement price increases on certain products in the future.

During  the  current  quarter  the  Company  transferred the operations of one
restaurant  to  a  franchisee.    At  February  28,  1999,  Company  operated
restaurants were located in Florida (10); Texas (4), and New York (1). The Company currently plans to sell or transfer to franchisees up to six of the restaurants that it operated at February 28, 1999. However, there can be no assurance that sales of these restaurants will be consummated on terms acceptable to the Company.

Revenues  From  Franchised  Restaurants

Revenues from franchised restaurants amounted to $1,034,000 in the current quarter, as compared to $907,000 in the prior year quarter.

In the current year's third quarter, two franchised restaurants opened, the Company transferred the operations of one restaurant to a franchisee, and three franchised restaurants closed. At February 28, 1999 and 1998, there were 177 franchised restaurants in the system.

Royalty income in the current quarter increased to $1,014,000, as compared to $930,000 in the prior year quarter, principally from the opening of new restaurants since the prior year quarter and collections of delinquent royalty fees. At February 28, 1999, approximately 23% of restaurants operated by franchisees have been granted a temporary waiver from paying royalty fees or were delinquent and not paying royalty fees to the Company.

Same-store-sales for all comparable franchised restaurants continued the recent trend of improvement and increased by approximately 0.3% in the current year's third quarter (as compared to a decline of approximately 5.8% in the prior year quarter). The Company attributes the change in same-store-sales trends principally to the changes which were implemented during the prior fiscal year to pricing, marketing, and operations and to sales from co-branding with Arthur Treacher's, which, as of February 28, 1999, had been added to 34 franchised restaurants.

The Company leases/subleases principally Miami Subs restaurant facilities to franchisees and revenues (presented net of related lease costs in the accompanying financial statements) have been adversely affected from the delinquency and non-payment of certain of these leases/subleases. For the three months ended February 28, 1999, revenues do not include approximately $134,000 in delinquent lease payments, and at February 28, 1999, nine restaurant facilities which are leased/subleased to franchisees were two or more months delinquent in monthly lease payments due to the Company. Subsequent to February 28, 1999, the Company reacquired two restaurants from franchisees as a result of the default of the leases and notes payable to the Company.

System-Wide  Sales

System-wide sales, which includes sales from all Company operated and franchised restaurants, increased to approximately $36.6 million in the current quarter, as compared to $36.1 million in the prior year quarter. The increase in system wide sales principally reflects sales from new franchised restaurants which opened since the prior year quarter and sales from co-branding with Arthur Treacher's which, as of February 28, 1999, had been added to 34 Miami Subs restaurants. Sales for all comparable restaurants in the system were approximately the same as sales in the prior year quarter. Same-store-sales for the system in the prior year quarter were down
approximately  5.6%.    The  Company  attributes  the  improvement  in
same-store-sales trends principally to the changes which were implemented during the prior fiscal year relating to pricing, marketing, and operations and to the sale of Arthur Treacher's products in 34 restaurants.

Interest  Income

In connection with its strategy of focusing growth in franchising, the Company has sold restaurants to franchisees and has provided financing for such sales.
 Total notes receivable amounted to approximately $6.9 million at February 28, 1999, as compared to $8.7 million at February 28, 1998. At February 28, 1999, six individual notes receivable from the sale of restaurants which are due from franchisees with outstanding balances totaling approximately $1.2 million (net of deferred fees and credits) were delinquent in monthly payments due to the Company, and unpaid interest income of approximately $39,000 for the three months ended February 28, 1999 had not been accrued on delinquent notes. Subsequent to February 28, 1999, the Company reacquired two of these restaurants in lieu of payment of the notes.

Restaurant  Operating  Costs

Restaurant operating costs in Company operated restaurants amounted to approximately $4.2 million or 95.0% of sales in the current quarter, as compared to 93.8% of sales in the prior year's third quarter. The increase in restaurant operating costs as a percent of sales was principally due to higher food and labor costs during the current quarter.

General,  Administrative  and  Franchise  Costs

General, administrative and franchise costs amounted to $770,000 or 13.5% of total revenue in the current quarter, as compared to $688,000 or 12.8% of total revenue in the prior year quarter. Costs in the prior year quarter included a non-recurring reduction to expenses totaling approximately $159,000. Recurring general and administrative costs were lower than the prior year quarter (excluding the impact of the non-recurring reduction to expense), principally due to the elimination of certain corporate office positions since the year earlier period and to strict costs controls in all areas of the Company's business.

Interest  Expense

Principally as a result of the repayment of outstanding debt from approximately $7.0 million at February 28, 1998 to $5.9 million at February 28, 1999, interest expense decreased to $146,000 in the current quarter, as compared to $194,000 in the prior year quarter.

Merger  Costs

Expenses in the quarter ended February 28, 1999 include costs incurred to date of $144,000 in connection with the proposed merger with Nathan's Famous, Inc. (See footnote 6.).

Provision  for  Income  Taxes

The Company's effective tax rate for the three months ended February 28, 1999 is lower than the rate in the prior year period due to a decrease in the Company's valuation allowance.

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

COMPARISON  OF  NINE  MONTHS  ENDED  FEBRUARY 28, 1999 TO FEBRUARY 28, 1998

Total  Revenues

Total Company revenues increased by 2.0% to approximately $17.8 million in the current nine month period, as compared to 17.4 million in the prior year period. The increase in total revenues resulted principally from an increase in restaurant sales and gain on sales of restaurants, which was partially offset by a reduction in interest income.

Restaurant  Sales

The Company's total restaurant sales increased 2.8% to approximately $13.7 million in the current nine month period, as compared to $13.3 million in the prior year period. The increase in sales resulted principally from a change in the restaurants operated by the Company as a result of sales/transfers and acquisitions of restaurants between the periods.

Same-store-sales for all comparable Company operated restaurants (computed for 13 restaurants operated by the Company in both the current and prior year nine month periods) increased by approximately 0.5% in the current nine month period. Same-store-sales for the Company's restaurants in the year earlier period were down approximately 4.0%. The Company attributes the change in same-store-sales trends principally to the changes which were implemented during the prior fiscal year relating to pricing, marketing, and operations and to sales from co-branding with Arthur Treacher's, which, as of February 28, 1999, had been added to six of the Company's restaurants.

During the current nine month period, the Company reacquired four restaurants from franchisees in exchange for notes payable to the Company, purchased one restaurant from a franchisee, and sold/transferred seven restaurants to franchisees. At February 28, 1999, Company operated restaurants were located in Florida (10); Texas (4), and New York (1). The Company currently plans to sell or transfer to franchisees up to six of the restaurants that it operated at February 28, 1999. However, there can be no assurance that sales of these restaurants will be consummated on terms acceptable to the Company.

Revenues  From  Franchised  Restaurants

Revenues from franchised restaurants amounted to $3,276,000 in the current nine month period, as compared to $3,262,000 in the prior year period.

During the current nine month period, nine franchised restaurants opened, the Company sold/transferred seven restaurants to franchisees and acquired/reacquired five restaurants from franchisees, and eight franchised restaurants closed. At February 28, 1999 and 1998, there were 177 franchised restaurants in the system.

Royalty income in the current nine month period increased by 9.9% to $3,009,000, as compared to $2,738,000 in the prior year period, principally from the opening of new restaurants since the prior year period and collections of delinquent royalty fees. At February 28, 1999, approximately 23% of franchised restaurants have been granted a temporary waiver from paying royalty fees or were delinquent and not paying royalty fees to the Company.

Same-store-sales for all comparable franchised restaurants declined by approximately 1.1% in the current nine month period (as compared to a decline of approximately 8.3% in the prior year nine month period). The Company attributes the change in same-store-sales trends principally to the changes which were implemented during the prior fiscal year to pricing, marketing, and operations and to sales from co-branding with Arthur Treacher's, which, as of February 28, 1999, had been added to 28 franchised restaurants.

During the current nine month period, the Company recognized $47,000 in revenues from the cancellation of certain area development agreements with franchisees which were not in compliance with the terms of the development agreements. In the prior year nine month period, the Company recognized $190,000 in revenues from such terminations.

The Company leases/subleases principally Miami Subs restaurant facilities to franchisees and revenues (which are presented net of related lease costs in the accompanying financial statements) have been adversely affected from the delinquency and non-payment of certain of these leases/subleases. For the nine months ended February 28, 1999, revenues do not include approximately $294,000 in delinquent lease payments and at February 28, 1999, nine restaurant facilities which are leased/subleased to franchisees were two or more months delinquent in monthly payments to the Company. During the current nine month period, the Company reacquired four restaurants from franchisees as a result of the default of the leases and notes payable to the Company, and subsequent to February 28, 1999, the Company reacquired two additional restaurants.

System-Wide  Sales

System-wide sales, which includes sales from all Company operated and franchised restaurants, increased to approximately $110.9 million in the current nine month period, as compared to $109.7 million in the year earlier nine month period. The increase in system wide sales principally reflects sales from new franchised restaurants which have opened since the prior year period, and to sales from co-branding with Arthur Treacher's which, as of February 28, 1999, had been added to 34 Miami Subs restaurants. Same-store-sales for all comparable restaurants in the system declined by approximately 0.9% in the current nine month period. Same-store-sales for the system in the prior year nine month period were down approximately 7.8%. The Company attributes the change in same-store-sales trends principally to the changes which were implemented during the prior fiscal year relating to pricing, marketing, and operations and to the sale of Arthur Treacher's products in 34 restaurants.

Net  Gain  From  Sales  of  Restaurants

As a part of the Company's strategy to focus future growth and operations in franchising, the Company sold/transferred seven restaurants to franchisees during the current nine month period, as compared to three restaurants that were sold/transferred in the year earlier period. Gains on the sale of restaurants are dependent on the Company's basis in and the overall performance of such units. Gains realized are recorded as income when the sales are consummated and other conditions are met, including the adequacy of the down payment and the completion by the Company of its obligations under the contracts. Although the Company intends to sell/transfer other existing Company operated restaurants in the future, there can be no assurance that any such sales will be consummated on terms acceptable to the Company. In addition, it is not anticipated that significant gains will be realized from such sales.

Interest  Income

In connection with its strategy of focusing growth in franchising, the Company has sold restaurants to franchisees and has provided financing for such sales.
 During  the current nine month period, loans in the amount of $1,015,000 were
made  to  franchisees  in  connection  with  the  sale  of    restaurants  to
franchisees. Total notes receivable amounted to approximately $6.9 million at February 28, 1999, as compared to $8.7 million at February 28, 1998. At
February 28, 1999, six individual notes receivable which are due from franchisees with outstanding balances totaling approximately $1.2 million (net of deferred fees and credits) were delinquent in monthly payments due to the Company, and unpaid interest income of approximately $149,000 for the nine months ended February 28, 1999 had not been accrued on delinquent notes. As a result of these delinquencies and the lower average balance of notes receivable outstanding during the current period, interest income declined to $455,000 in the current nine month period, as compared to $546,000 in the year earlier period. Subsequent to February 28, 1999, the Company reacquired two restaurants in lieu of payment of the notes.

Restaurant  Operating  Costs

Restaurant operating costs in Company operated restaurants amounted to approximately $12.9 million or 93.9% of sales in the current nine month period, as compared to 95.6% of sales in the prior year period. The reduction in restaurant operating costs as a percent of sales was principally due to improved supervision and controls over food, paper, and labor costs in the first six months of the current period, which was in part offset by an increase in such costs during the last three months of the period.

General,  Administrative  and  Franchise  Costs

General, administrative and franchise costs amounted to $2,450,000 or 13.8% of total revenue in the current nine month period, as compared to $2,406,000 or 13.8% of total revenue in the prior year period. Costs in the prior year period included certain non-recurring reductions to expenses totaling approximately $284,000. Recurring general and administrative costs were lower than the prior year period (excluding the impact of the non-recurring reductions to expenses), principally due to the elimination of certain corporate office positions since the year earlier period and to strict costs controls in all areas of the Company's business.

Interest  Expense

Principally as a result of the repayment of outstanding debt from approximately $7.0 million at February 28, 1998 to $5.9 million at February 28, 1999, interest expense decreased to $479,000 in the current nine month period, as compared to $600,000 in the prior year period.

Merger  Costs

Expenses in the nine month period ended February 28, 1999 include costs incurred to date of $144,000 in connection with the proposed merger with Nathan's Famous, Inc. (see footnote 6.).

Provision  for  Income  Taxes

The Company's effective tax rate for the nine months ended February 28, 1999 is lower than the rate in the prior year period due to a decrease in the Company's valuation allowance.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

During the nine month period ended February 28, 1999, the Company's principal sources of cash were from operating activities totaling approximately $1.9 million and principal payments received on notes receivable of $356,000. The Company's principal uses of cash in the current nine month period were for scheduled debt repayments of $829,000 and the acquisition of a franchised restaurant and property renovations and improvements totaling $757,000. Cash and cash equivalents at February 28, 1999, amounted to $4.2 million (which includes unexpended marketing fund contributions of $1.6 million), as compared to $3,457,000 (including $970,000 in unexpended marketing fund contributions) at May 31, 1998. At February 28, 1999, the Company's working capital position was $512,000, as compared to $88,000 at May 31, 1998, and a deficit of $298,000 one year ago. The Company's working capital position has improved principally as a result of improved cash flow from operations over the past year. The Company is able to operate with a low working capital position or deficiency because restaurant operations are conducted primarily on a cash basis, rapid turnover and frequent deliveries allow a limited investment in inventories, and accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

In addition to scheduled debt maturities/repayments for the remainder of fiscal year 1999 of $253,000, the Company's projected capital requirements for the balance of the current fiscal year relate primarily to planned capital expenditures to additional Company operated restaurants in connection with co-branding with Arthur Treacher's, Inc., other renovations or planned capital improvements to existing restaurants and certain enhancements to corporate and restaurant management information systems. The estimated cost of these planned capital expenditures is not expected to exceed approximately $150,000.

The Company's principal expected source of funds over the remainder of fiscal year 1999 will be from operations and scheduled repayments of notes receivable of approximately $188,000.

The Company expects that competition in the quick-service restaurant industry will continue to be intense and will remain so in the foreseeable future, resulting in continued pressure on sales and operating profit, and slower development of traditional restaurants by franchisees. The Company, through a co-branding licensing agreement with Arthur Treacher's, Inc., offers Arthur Treacher's products in 34 Company and franchised restaurants, and has recently begun testing the sale of Big Apple Bagels, My Favorite Muffins, and Brewster's Coffee products in a Company restaurant. The Company also intends to pursue other co-branding opportunities in the future. Continued emphasis will also be placed on franchising non-traditional restaurants and certain of the Company's existing restaurants, improving the performance of Company and franchised restaurants, developing new products, enhancing the effectiveness of marketing programs, and overall improvement and possible refinements to the Miami Subs concept.

Seasonality

The Company does not expect seasonality to affect its operations in a materially adverse manner. However, the Company's restaurant sales during its first and fourth fiscal quarters have historically been higher than its second and third quarters.

Year  2000

The  Company  is  continuing  its  evaluation  and  assessment  of its various information technology and non-information technology systems, including software, hardware and equipment that may be potentially affected by the Year 2000 issue. The Company estimates that its evaluation and assessment of these various systems will be completed shortly. Based on its preliminary assessment of these systems and discussions with its third-party providers, the Company currently believes that such internal systems are or will be Year 2000 compliant with minimum modifications, which should be completed by August 31, 1999. Following initial testing, additional remedial action may be necessary and further testing will be performed. The Company currently estimates that the costs of completing its Year 2000 plan will not be material.

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

The Company will also be working with and assisting its independent franchisees to assit them in determining if their point of sale and other equipment is capable of handling the Year 2000 issue. In the event that such systems are not adequately modified as necessary, it may adversely affect the franchisees operations which would adversely affect the Company's results of operations.

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

The Company has not yet established a contingency plan, but intends to develop a plan to mitigate the effects of problems experienced by vendors or service providers in regard to the timely implementation of Year 2000 programs. This contingency plan is expected to be developed and in place by August 31, 1999.

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

ITEM  1.    LEGAL  PROCEEDINGS

Reference is made to Part I, Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998 for a
description of legal proceedings involving the Company.   Since May 31, 1998,
there have been no material developments in these legal proceedings.

On January 5, 1999, the Company was served with a class action law suit (Robert J. Feeney, on behalf of himself and all others similarly situated vs. Miami Subs Corporation, et al., Broward County Circuit Court, Case No. 98-19824-CACE (14)) which was filed against the Company, its directors and Nathan's Famous, Inc. in a Florida state court by a shareholder of the Company. The suit alleges that the proposed merger between the Company and Nathan's is unfair to the Company's shareholders and constitutes a breach by the defendants of their fiduciary duties to the shareholders of the Company. The plaintiff seeks among other things (i) class action status, (ii) preliminary and permanent injunctive relief against consummation of the proposed merger and (iii) unspecified damages to be awarded to the shareholders of the Company. The Company believes that the suit is without merit and intends to defend against it vigorously.

ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)        Exhibits.

          NONE

(b)        Reports  on  Form  8-K

A Form 8-K was filed by the Company on December 4, 1998 to report that Nathan's Famous, Inc. (NASDAQ:NATH) had purchased from the Company's then chairman and chief executive officer, approximately 8.1 million shares of common stock of the Company (approximately 2.0 million shares adjusted for the Company's one-for-four reverse stock split in January 1999), comprising approximately 30% of the Company's outstanding shares, for a purchase price of $4.2 million, and that the Company and Nathan's had entered into a letter of intent pursuant to which Nathan's Famous, Inc. intends to acquire through a merger the remaining outstanding shares of common stock of the Company in exchange for common stock and warrants of Nathan's.

A Form 8-K was filed by the Company on February 3, 1999 to report that the Company and Nathan's Famous, Inc. ("Nathan's"), and Miami Acquisition Corp. (a newly formed Florida corporation and wholly-owned subsidiary of Nathan's ("Sub")), entered into an Agreement and Plan of Merger pursuant to which Subs will merge with and into the Company, with Miami Subs Corporation thereafter becoming a wholly-owned subsidiary of Nathan's.

A Form 8-K was filed by the Company on March 5, 1999 to report that Miami Subs Corporation reported in a press release dated March 4, 1999 that due to the denial by the Nasdaq Listing Qualifications Panel (the "Panel") of the Company's request to extend the period of time to comply with the final condition specified by the Panel to maintain its listing on the Nasdaq Small Cap Market, trading in its common stock on such market ceased as of the close of business on March 2, 1999. The Company's common stock commenced trading on the OTC Bulletin Board on March 3, 1999.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

April 12, 1999                             MIAMI SUBS CORPORATION

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