Form 10-K
period 1999-05-31
MIAMI SUBS CORP
filed 1999-08-26
CIK 875174

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
          (Mark  One)
          [  X  ]          ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR 15(D)
               OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934
               FOR  THE  FISCAL  YEAR  ENDED   MAY 31, 1999
                                   OR
          [      ]          TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(D)
                            OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934
               For  the  transition  period  from  to
               Commission  file  number     0-19623

                            MIAMI SUBS CORPORATION
            (Exact name of registrant as specified in its charter)

            FLORIDA                                  65-0249329
   State  or  other  jurisdiction of              (I.R.S.  Employer
   incorporation  or  organization)              Identification  No.)

           6300 N.W. 31ST AVENUE, FORT LAUDERDALE, FLORIDA  33309
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

                              Yes    X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of August 23, 1999, 6,667,335 shares of common stock were outstanding. On such date, the aggregate market value of the common stock held by non-affiliates of the Registrant, was approximately $7,386,876 (amount computed based on the closing price on August 23, 1999).

                     DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement which the Registrant will file with the Securities and Exchange Commission in connection with the Company's fiscal 2000 annual meeting of shareholders, are incorporated by reference in
Part  III  of  this  Form  10-K.


                                    PART I
ITEM  1.    BUSINESS

INTRODUCTION

Miami Subs Corporation (hereinafter referred to as "Miami Subs") develops, owns, operates and franchises restaurants under the name "Miami Subs" and "Miami Subs Grill". The Miami Subs restaurants are designed to offer fresh quality food delivered in a fast-food environment similar to other fast food restaurants, and the quality, freshness and variety found at casual dining restaurants.

Miami Subs historically expanded principally through a strategy of leasing existing free-standing fast food restaurants and other properties, and converting them to Miami Subs restaurants. Although Miami Subs still believes that the strategy of converting existing properties will continue, competition for closed and under-performing properties has increased significantly in recent years, and fewer sites suitable for conversion have been available. In order to supplement its traditional free-standing unit growth, Miami Subs has developed various programs for franchisees involving smaller, non-traditional restaurants. At May 31, 1999, there were 31 non-traditional franchise restaurants in the system.

As  of  May  31,  1999,  the  Miami  Subs  restaurant  system consisted of 182 restaurants, of which 124 of the restaurants were located in Florida, 49 restaurants were located in 15 other states, and nine restaurants were located in Ecuador, Puerto Rico, Peru and the Dominican Republic. Of the total restaurants in the system at May 31, 1999, 15 were company-operated and 167 were operated by franchisees. Miami Subs intends to focus its future growth on franchise development, with the objective of expanding the franchise system principally in existing markets through development of traditional and non-traditional restaurants, including expansion of co-branding opportunities with Arthur Treacher's Inc. and Nathan's Famous, Inc. In part due to the limited number of restaurants located in other states and the impact that this has on the ability to advertise, the restaurants operating outside of Florida have generally not been as successful as the restaurants operating in Florida. Additionally, as a result of the current concentration of restaurants in Florida, Miami Subs and its Florida franchisees could be more severely affected by any adverse economic conditions in Florida than would a more geographically diversified restaurant company.

Miami Subs receives royalty and advertising fees from its franchised restaurants, and also receives lease/sub-lease rental income from some of the franchised restaurants (see Item 2. "Properties"). In addition, Miami Subs has guaranteed certain third party equipment and property leases for some franchisees and has financed the sale of restaurants to franchisees. Accordingly, Miami Subs' success and future profitability will be substantially dependent on the management skills and success of its franchisees. In addition, expansion of the chain will be dependent on Miami Subs' ability to attract qualified franchisees who will be able to successfully develop and operate restaurants.

Miami Subs was incorporated in the State of Florida by Gus Boulis, the founder of the concept, during August 1990, and, through a series of transactions, Miami Subs acquired the worldwide rights to develop, own, operate, and franchise Miami Subs restaurants from Boulis and from privately-owned companies owned by or affiliated with him. The remaining rights were acquired during 1991 through a merger with QSR, Inc. In November 1998, Boulis sold all of the shares of Miami Subs common stock beneficially owned by him, representing approximately 30% interest in the company, to Nathan's Famous, Inc., and in January 1999, Miami Subs and Nathan's entered into a definitive merger agreement whereby Nathan's has proposed to acquire all of the outstanding shares of Miami Subs for shares in Nathan's. Completion of the merger is subject to approval of both companies' shareholders and the satisfaction of other customary closing conditions.

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

In addition to offering standard Miami Subs products for sale, Miami Subs has agreements with Arthur Treacher's, Inc. and Baskin-Robbins which enable approved Miami Subs restaurants to co-brand with these companies and sell their products in the restaurants.

Freshness and quality of breads, produce and other ingredients are strongly emphasized. The menu includes low-fat selections such as salads, grilled chicken breasts, vegetarian items and non-fat frozen yogurt which Miami Subs believes are perceived as nutritious and appealing to health conscious consumers. Miami Subs believes it has become known for certain "signature" foods, such as grilled chicken on pita bread, cheese steak subs, and gyros on pita bread.

Miami Subs restaurants feature a distinctive decor unique to the Miami Subs concept. The exterior of free-standing restaurants feature an unusual roof design and neon pastel highlights for easy recognition. Interiors have a tropical motif in a neon pink and blue color scheme with murals of fish, mermaids, flamingos and tropical foliage. Exteriors and interiors are brightly lit to create an inviting, active ambience to distinguish the restaurants from its competitors. At May 31, 1999, 145 of the existing Miami Subs restaurants were located in freestanding buildings, consisting of approximately 2,000 to 5,000 square feet.

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

Drive-thru service is provided at principally all free-standing restaurants. All standard menu items are generally available at the drive-thru, but the drive-thru menu board is simplified to speed ordering. After ordering via intercom, the customer proceeds to the first of two windows. At the first window, drinks are served and payments taken. This allows the customer to enjoy a soft drink while proceeding to the next window for the completion of
the  order.    Miami  Subs  estimates  that  drive-thru  sales  account  for approximately  35%  -  45%  of  sales.

NON-TRADITIONAL  RESTAURANTS

Miami Subs has developed and initiated various programs for franchisees involving non-traditional restaurant development, consisting of smaller restaurants that could be located on tollroads, at airports, in convenience stores, retail and office buildings, and other non-traditional locations. Typically, these restaurants are smaller and less costly to develop and operate than the traditional restaurants. With the exception of many of the airport locations, the sales in the non-traditional restaurants are typically significantly lower than the standard free-standing restaurant. In addition, where appropriate, certain modifications have been made to food preparation and delivery procedures and the standard menu has been revised.

During fiscal year 1999, seven of the 10 new restaurants opened by franchisees
were  non-traditional  restaurants.    At  May  31,  1999,  there  were  31
non-traditional restaurants in the system, including four restaurants located in convenience store/gas stations, 12 restaurants located in airport facilities, five restaurants located in retail locations, two located in turnpike facilities, two located in universities, three located in strip shopping centers, and three other locations.

CO-BRANDING

Under an agreement with Baskin-Robbins, Baskin-Robbins ice cream products may be sold in approved restaurants pursuant to a separate franchise agreement with Baskin-Robbins. Under the agreement, Miami Subs performs training, operational monitoring and guidance over the Baskin-Robbins products being sold in the restaurants. As of May 31, 1999, six of the company-operated restaurants and 25 franchised restaurants sell Baskin-Robbins ice cream products. Branded ice cream products, including Edy's, McArthur's, Hershey's, Blue Bunny, Colombo, Bressler's, Haagen-Daz, and other local brands, are also
sold  in  many  of    the  other  restaurants.

During fiscal year 1998, Miami Subs began a co-branding test with Arthur Treacher's, Inc. providing for the sale of certain of Arthur Treacher's signature products in approved Miami Subs restaurants. In August 1998, Miami Subs entered into a co-branding licensing agreement with Arthur Treacher's and in April 1999, the licensing agreement was amended to grant Miami Subs the exclusive right to co-brand the Arthur Treacher's concept and products in the United States to include future developed Miami Subs restaurants and other fast food restaurants. At May 31, 1999, 45 Miami Subs restaurants were selling Arthur Treacher's signature products.

In  January  1999,  Miami  Subs  began  selling  "Nathan's  Famous"  all-beef frankfurters and fresh, crinkle-cut french fries in a company-operated restaurant located in New York. Miami Subs anticipates expanding this co-branding opportunity to other Miami Subs restaurants in the future.

COMPANY  OPERATED  RESTAURANTS

Since 1997, Miami Subs has focused its growth and operating strategy on franchising, and as part of this strategy, Miami Subs sold/transferred many of its company-operated restaurants to franchisees. At May 31, 1999, Miami Subs operated 15 restaurants, of which 10 are located in Florida, four are located in Texas, and one is located in New York. Miami Subs currently plans on selling up to six of the company-operated restaurants that it operated at May 31, 1999.

Miami Subs operated restaurants are utilized for many purposes which are integral to the entire system. New menu items are tested and restaurant management and operating personnel are trained in standardized procedures. In addition, operating standards are further refined, and Miami Subs acquires a better understanding of day-to-day management and operating concerns of its franchisees.

In an effort to improve operating profits and to enhance product quality in all restaurants, Miami Subs maintains a purchasing department that works with suppliers on behalf of the entire system to obtain high quality products and services at competitive prices. The purchasing department approves all products and product specifications, and has also private labeled certain products. Miami Subs utilizes Multifoods Distribution Group, Inc., a subsidiary of International Multifoods Corporation, a national food distributor, which enables Miami Subs and its franchisees to order and receive deliveries of most of its food and paper products directly through the distributor. Miami Subs believes that this arrangement is efficient and cost effective and facilitates quality control. A franchisee may use an alternate source for its supply needs that complies with specifications upon approval by Miami Subs.

Miami Subs utilizes kitchen equipment in its restaurants which is designed to be versatile, improve product consistency, and facilitate menu modifications. In conjunction with a major supplier, Miami Subs assisted in the development of a four-chain broiler intended to replace chargrills and convection ovens. Miami Subs also utilizes computerized fryers with automatic lift-arms. The equipment is programmed to follow instructions for cooking temperatures and times. Fresh meats and other products, which are purchased in pre-weighed individual servings, can be consistently cooked-to-order automatically. Miami Subs requires that its franchisees also utilize this kitchen equipment to maximize consistency and speed of food preparation.

FRANCHISE  OPERATIONS

Strategy.    Miami  Subs planned future growth will be focused on increasing the number of franchised restaurants, through both traditional and non-traditional restaurants, and through its co-branding development agreement with Arthur Treacher's.

The primary criteria considered by Miami Subs in the review and approval of franchisees are prior experience in operating restaurants or other comparable business experience, and capital available for investment. Miami Subs believes that it has attracted a number of franchisees with significant experience in the restaurant industry as a result of the unique aspects of the concept.

Franchisee  Support  Services.   Miami Subs maintains a staff of operations
personnel to train and assist franchisees in opening new restaurants and to monitor the operations of existing restaurants. These services are provided as part of Miami Subs franchise program. New franchisees are required to complete a six-week training program. Upon the opening of a new franchised restaurant, Miami Subs representatives are typically sent to the restaurant to
assist  the  franchisee  during  the  opening  period.    These  company
representatives work in the restaurant to monitor compliance with Miami Subs standards and provide additional on-site training of the franchisee's restaurant personnel.

Miami Subs also provides development and construction support services to its franchisees. Plans and specifications for the restaurants are reviewed and approved by Miami Subs before improvements begin. Miami Subs' personnel typically visit the facility during construction to meet with the franchisee's site contractor and to verify that construction standards are met.

Training.   New franchisees are required to complete a six-week program that features various aspects of day-to-day operations and certification in all functioning positions. The program consists of formal classroom training and in--restaurant training, including human resources, accounting, purchasing and labor and food handling laws. Generally, a team of Miami Subs' employed personnel is provided for new restaurants to conduct hands-on training and to ensure compliance with standards. Standard operating manuals are provided to each franchisee.

Quality  Assurance.    To  maintain  uniformly high standards of appearance,
service, food and beverage quality, Miami Subs has adopted policies and implemented a monitoring program. Franchisees are expected to adhere to Miami Subs' specifications and standards in connection with the selection and purchase of products used in the operation of the restaurant. Detailed specifications are provided for the products used, and franchisees must request approval for any deviations. Miami Subs does not generally sell equipment, supplies or products to its franchisees. The franchise agreement requires franchisees to operate their restaurants in accordance with Miami Subs' requirements. Ongoing advice and assistance is provided to franchisees in connection with the operation and management of each restaurant. Miami Subs' area consultants are responsible for oversight of franchisees and periodically visit each restaurant. During such visits, the area consultant completes a report which contains evaluations on speed of preparation for menu items, quality of delivered product, cleanliness of restaurant facilities as well as evaluations of managers and other personnel. The area consultants also make unannounced follow-up visits to ensure adherence to operational specifications.

Miami Subs also utilizes information about the restaurants which is received from customers on Miami Subs' standardized "comment card" and maintains a toll-free telephone number to receive customer comments.

Franchise  Agreements.    Franchisees  are  required  to  execute a standard
franchise agreement or other agreement with Miami Subs relating to the operation of each restaurant. Currently, the term of the franchise agreement is between five and 20 years, and the initial franchise fee is $25,000 for traditional restaurants and $15,000 for certain non-traditional restaurants. The franchise agreement provides for the payment of a monthly royalty fee based on gross sales for the term of the franchise agreement, and additional charges based on a percentage of sales to support various system-wide and local advertising funds.

Development  Agreements.    In addition to individual franchise agreements,
Miami Subs from time to time has entered into development agreements with certain franchisees. The development agreement establishes a minimum number of restaurants that the franchisee is committed to open in an agreed upon exclusive area during the term of the agreement. In addition to receiving a franchise fee for each restaurant opened, Miami Subs also receives a non-refundable fee based upon the number of restaurants committed to be opened under the agreement.

During fiscal year 1999, ten new franchised restaurants opened, including three traditional restaurants and seven non-traditional restaurants, and 19 franchised restaurants closed. At May 31, 1999, there were 167 franchise restaurants operating in the system, including 31 non-traditional restaurants.

RESTAURANT  LOCATIONS

At May 31, 1999, there were 182 Miami Subs restaurants operating in the system, of which 15 were operated by Miami Subs and 167 were operated by
franchisees.    The  following  table  sets  forth  the  locations  of  such restaurants.

                    Company
                    Operated  Franchised
                    --------  ----------

Florida                   10         114
North Carolina             -          14
South Carolina             -           2
Georgia                    -           3
Tennessee                  -           2
Virginia                   -           1
Kentucky                   -           1
Texas                      4           6
New Jersey                 -           4
New York                   1           1
Pennsylvania               -           5
Indiana                    -           1
Connecticut                -           1
Nebraska                   -           1
Kansas                     -           1
Minnesota                  -           1

Ecuador                    -           4
Puerto Rico                -           2
Peru                       -           2
Dominican Republic         -           1
                    --------  ----------
Total                     15         167
==================  ========  ==========


MARKETING

The physical facility of each Miami Subs restaurant represents a key component of Miami Subs' marketing strategy. The restaurants have well-lit exteriors featuring a distinctive roof design, an abundance of pastel neon lights and a lively interior featuring a tropical motif which Miami Subs believes creates strong appeal during the day and night.

Miami Subs' advertising programs principally utilize radio and print, and carries the theme that Miami Subs offers a variety of menu selections at competitive, fast food prices. Miami Subs' radio advertisements are broadcast principally in markets where there are sufficient restaurants to benefit from such advertisements.

EMPLOYEES

At May 31, 1999, Miami Subs employed 199 full-time and 267 part-time employees. 435 of the employees work in Miami Subs operated restaurants and the remaining 31 are administrative, supervision, and support personnel. None of the employees belong to a labor union, and Miami Subs believes its employee relations to be good.

As the operation and expansion of the Miami Sub's restaurant business is dependent upon attracting, training and keeping competent employees, restaurant management applicants receive screening and training. Miami Subs emphasizes continuing restaurant management and crew training and holds various meetings stressing communications and skill development for managers. Benefit programs for eligible employees include group life, health, hospitalization, paid vacations and a bonus plan for restaurant managers.

TRADEMARKS

Miami Subs believes its trademarks and service marks are of significant value and an important marketing tool. Miami Subs has registered the marks "Miami Subs and Design" and "Miami Subs Grill and Design" with the United States Patent and Trademark Office. In addition, the marks have been registered in the states of Florida, Georgia, South Carolina, and Louisiana, and various foreign countries.

COMPETITION

The fast food restaurant industry is highly competitive and can be significantly affected by many factors, including changes in local, regional or national economic conditions, changes in consumer tastes, consumer concerns about the nutritional quality of quick-service food and increases in the number of, and particular locations of, competing restaurants. Factors such as inflation, increases in food, labor and energy costs, the availability and cost of suitable sites, fluctuating interest and insurance rates, state and local regulations and licensing requirements and the availability of an adequate number of hourly paid employees can also adversely affect the fast food restaurant industry. Multi-unit restaurant chains like Miami Subs can also be substantially adversely affected by publicity resulting from food quality, illness, injury, or other health concerns. Major chains, which have substantially greater financial resources and longer operating histories than Miami Subs, dominate the fast food restaurant industry. Miami Subs competes primarily on the basis of location, food quality, price and menu diversity. Changes in pricing or other marketing strategies by these competitors can have an adverse impact on Miami Subs' sales, earnings and growth. In addition, with respect to the sale of franchises, Miami Subs competes with many franchisors of restaurants and other business concepts for qualified and financially capable franchisees.

REGULATION

Miami Subs is subject to a variety of federal, state, and local laws affecting the conduct of its business. Operating restaurants are subject to various sanitation, health, fire and safety standards and restaurants under, or proposed for construction, are subject to state and local building codes, zoning restrictions, alcoholic beverage regulations, and compliance with the Americans With Disabilities Act of 1990. Difficulties in obtaining or failure to obtain required licenses or approvals could delay or prevent the development or opening of a new restaurant in a particular area. Miami Subs is also subject to the Federal Fair Labor Standards Act, which governs minimum wages, overtime, working conditions and other matters, and the Americans with Disabilities Act, which became effective in January 1992. Miami Subs believes that it is in compliance with such laws, and that its restaurants have all applicable licenses as required by governmental authorities.

Alcoholic beverage control regulations require each of the restaurants that sell such products to apply to a state authority and, in certain locations, county and municipal authorities for a license or permit to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Miami Subs has never had an alcoholic beverage license revoked. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the restaurants, including minimum age of customers and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. At May 31, 1999, Miami Subs offered for sale beer and wine in 11 of its existing company-operated restaurants. Each of these restaurants have current alcoholic beverage licenses permitting the sale of these beverages.

Miami Subs may be subject in certain states to "dram-shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment which wrongfully served alcoholic beverages to such person. Miami Subs carries liquor liability coverage as part of its existing comprehensive general liability insurance and has never been named as a defendant in a lawsuit involving "dram-shop" statutes.

Miami Subs believes that it is in compliance with the applicable federal and state laws concerning designated non-smoking and smoking areas in its company-operated restaurants.

Miami Subs is subject to regulations of the Federal Trade Commission (the "FTC") and various states relating to disclosure and other requirements in the sale of franchises and franchise operations. The FTC's regulations require Miami Subs to timely furnish prospective franchisees a franchise offering circular containing prescribed information. Certain state laws also require registration of the franchise offering with state authorities. Other states regulate the franchise relationship, particularly concerning termination and renewal of the franchise agreement. Miami Subs believes that it is in compliance with the applicable franchise disclosure and registration regulations of the FTC and the various states that it operates in.

ITEM  2.    PROPERTIES

At May 31, 1999, Miami Subs leased or owned the following number of restaurant properties which are used in its operations:

                             Miami Subs Operated  Franchisee and Third Party Operated Restaurants
                                                  -----------------------------------------------
                                 Restaurants
                             -------------------

Lease land and building                       11                                               51
Lease land and own building                    3                                                3
Own land and building                          1                                                2
                             -------------------  -----------------------------------------------
Total                                         15                                               56
===========================  ===================  ===============================================


Properties leased by Miami Subs generally provide for an initial term of up to 20 years and renewal terms of five to 20 years. The leases generally provide for fixed rentals plus adjustments based on changes in the consumer price index or percentage rentals on gross sales. Restaurants and other facilities are leased/sub-leased to franchisees or others on terms which are generally similar to the terms in Miami Subs' lease with the third-party landlord, except that in certain cases the rent has been increased. Miami Subs remains liable for all lease costs when properties are sub-leased to franchisees or others. Not included in the above table are five restaurants leased by Miami Subs (including one non Miami Subs restaurant) which were closed as of May 31, 1999. Five of Miami Subs operated restaurants and 14 of the franchisee operated restaurants included in the above table are located outside of Florida.

Miami Subs owns its executive headquarters, an approximate 8,500 square foot facility located in Fort Lauderdale, Florida, and believes that this facility is adequate and suitable for its current needs.

ITEM  3.    LEGAL  PROCEEDINGS

In January, 1992, Miami Subs filed a Petition for Declaratory Judgment against the Murray Family Trust/Kenneth Dash Partnership ("F/D"), case number 91-E1077 filed in the Superior Court Northern District of Hillsborough County, New Hampshire. Miami Subs sought to dissolve an alleged joint venture between Miami Subs and F/D to develop Miami Subs restaurants in New England. F/D opposed the dissolution, counterclaimed, and sought damages arising from amounts expended in developing new locations and lost profits from the termination of the joint venture. A bench trial was completed in April 1995, and although the court issued its ruling in favor of Miami Subs on virtually all of F/D's counterclaims, it awarded F/D damages in the amount of $241,000 plus costs and attorney fees. The case was appealed by both Miami Subs and F/D, and in November 1996, the appeal was argued before the Supreme Court of New Hampshire. In December 1997, the Supreme Court ruled in favor of Miami Subs, vacated the damage award, reversed the award of attorney fees, and remanded to a trial court for a determination of damages for the alleged breach of fiduciary duty to F/D. In May 1998, the trial court awarded F/D compensatory damages in the amount of $200,000, which is being appealed by Miami Subs.

On January 5, 1999, Miami Subs was served with a class action lawsuit entitled Robert J. Feeney, on behalf of himself and all others similarly situated vs. Miami Subs Corporation, et al., in Circuit Court in Broward County, Florida, which was filed against Miami Subs, its directors and Nathan's in a Florida state court by a shareholder of Miami Subs. The suit alleges that the proposed merger between Miami Subs and Nathan's, as contemplated by the companies non-binding letter of intent, is unfair to Miami Subs' shareholders and constitutes a breach by the defendants of their fiduciary duties to the shareholders of Miami Subs. The plaintiff seeks among other things:
     class  action  status;
     preliminary and permanent injunctive relief against consummation of the proposed merger; and unspecified damages to be awarded to the shareholders of Miami Subs.

On March 19,1999, the Court granted the plaintiff leave to amend the complaint, and on April 8, 1999, the plaintiff filed an amended complaint. Miami Subs filed a motion to dismiss the complaint on April 13, 1999 while Nathan's filed a motion to dismiss on April 29, 1999. On May 21, 1999, the court considered these motions to dismiss, but has yet to make a ruling. All discovery has been stayed pending the court's ruling. Miami Subs intends to defend against the suit vigorously.

Miami  Subs  and  its  subsidiaries are parties to various other legal actions arising in the ordinary course of business. Miami Subs is vigorously contesting these actions, and currently believes that the outcome of such cases will not have a material adverse effect on Miami Subs.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     Not  applicable.
                                   PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Miami Subs common stock has been trading on the OTC Bulletin Board under the symbol "SUBS" since March 3, 1999. Prior to March 3, 1999, the Miami Subs common stock had been conditionally trading on The Nasdaq SmallCap Market after being removed from The Nasdaq National Market on November 8, 1998. From November 9, 1998 until March 2, 1999, the Miami Subs common stock was traded on the SmallCap Market pending Miami Subs' satisfaction of various conditions imposed by Nasdaq during that period, including Miami Subs having to effect by January 7, 1999 a reverse stock split sufficient to satisfy the SmallCap
Market's minimum bid price requirement and hold by March 1, 1999 a special shareholders' meeting to approve the proposed merger with Nathan's Famous, Inc. On January 7, 1999, Miami Subs effected a 1-for-4 reverse stock split of the common stock bringing the common stock in compliance with such minimum bid price requirement. However, Miami Subs was not able to hold the special meeting by March 1, 1999 because the negotiation and execution of the merger agreement took longer than anticipated. Consequently, on March 2, 1999, the Miami Subs common stock was delisted from the SmallCap Market. Miami Subs is appealing the delisting.

There are approximately 1,600 holders of record of Miami Subs common stock. Miami Subs has never declared or paid cash dividends on the Miami Subs common stock and does not anticipate paying any cash dividends in the foreseeable future. Miami Subs currently intends to retain future earnings, if any, to fund the development of its business. The following table sets forth for the fiscal quarter indicating the high and low closing prices per share reported by The Nasdaq National Market, The Nasdaq SmallCap Market and OTC Bulletin Board, as applicable and as adjusted for Miami Subs' 1-for-4 reverse stock split in January 1999.


FISCAL YEAR ENDED MAY 31, 1998   High    Low

First quarter                   $4.625  $ 2.56
Second quarter                   4.125    2.50
Third quarter                     2.50    1.50
Fourth quarter                    3.00    2.25
FISCAL YEAR ENDED MAY 31, 1999
First quarter                   $ 2.75  $1.375
Second quarter                    1.75    1.00
Third quarter                     1.78   1.375
Fourth quarter                    1.75    1.06
------------------------------  ------  ------






ITEM  6.  SELECTED  CONSOLIDATED  FINANCIAL  DATA

The selected consolidated financial data in the following table is qualified in its entirety by, and should be read in conjunction with the consolidated financial statements and notes thereto and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                             Year Ended    Year Ended    Year Ended    Year Ended    Year Ended
                                                            ------------  ------------  ------------  ------------  ------------
                                                              MAY 31,       May 31,       May 31,       May 31,       May 31,
                                                                1999          1998          1997          1996          1995
                                                            ------------  ------------  ------------  ------------  ------------

OPERATIONS STATEMENT DATA
Restaurant sales                                            $    18,369   $     18,088  $    28,180   $     32,398  $    27,148
Franchise revenues                                                4,462          4,293        4,514          4,720        3,920
Net gain from sales of restaurants/other                             70             25          868            117          112
Interest income and other revenues                                  958          1,028          871            677          716
                                                            ------------  ------------  ------------  ------------  ------------
Total                                                            23,859         23,434       34,433         37,912       31,896
                                                            ------------  ------------  ------------  ------------  ------------

Restaurant operating costs                                       17,042         17,138       26,042         28,573       23,942
General, administrative and franchise costs                       3,485          3,336        5,667          6,351        6,390
Depreciation and amortization                                     1,494          1,444        1,837          1,942        1,544
Interest expense - net                                              611            780          903            741          581
Loss on impairment of restaurants                                   220              -          375              -            -
Merger and related costs                                            299              -            -              -            -
                                                            ------------  ------------  ------------  ------------  ------------
Total                                                            23,151         22,698       34,824         37,607       32,457
                                                            ------------  ------------  ------------  ------------  ------------

Income (loss) before taxes                                          708            736         (391)           305         (561)
Provision for income taxes                                          134            211            -              -            -
                                                            ------------  ------------  ------------  ------------  ------------

Net income (loss)                                           $       574   $        525  $      (391)  $        305  $      (561)
                                                            ============  ============  ============  ============  ============

Basic and diluted net income (loss) per share               $      0.09   $       0.08  $     (0.06)  $       0.04  $     (0.09)
                                                            ============  ============  ============  ============  ============

BALANCE SHEET DATA
Total assets                                                $    29,188   $     30,326  $    32,106   $     36,361  $    33,042
Current assets                                                    6,513          5,456        5,209          6,066        5,180
Notes receivable - long term                                      4,867          6,076        8,073          3,778        3,530
Current liabilities                                               5,949          5,368        6,443          7,645        6,785
Long-term portion of notes payable and capitalized leases         4,764          5,613        6,288          7,955        6,249
Deferred franchise fees and other deferred income                   903          1,577        2,088          1,712        2,241
Shareholders' equity                                             16,607         16,033       15,508         16,943       15,053

OTHER DATA
Restaurants opened during the year                                   10             19           18             24           21
                                                            ============  ============  ============  ============  ============
Restaurants at year end:
  Company operated                                                   15             17           17             37           30
  Franchised                                                        167            174          170            140          130
                                                            ------------  ------------  ------------  ------------  ------------
  Total                                                             182            191          187            177          160
                                                            ============  ============  ============  ============  ============

System-wide sales                                           $   149,361   $    148,637  $   151,201   $    145,517  $   138,963
Average annual sales per restaurant(1)                      $       886   $        841  $       869   $        888  $       920
Percent change in "same store sales"                                0.4%        (7.0)%        (5.5)%        (3.8)%        (3.6)%
==========================================================  ============  ============  ============  ============  ============

(All  dollar  amounts  in  thousands,  except  for  per  share  amounts)

(1) Computed for all restaurants that were in operation for the entire 12 months during the year, except for certain non-traditional restaurants.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Miami Subs' revenues are derived principally from operating, franchising, and financing Miami Subs restaurants. Franchise revenues consist principally of initial franchise fees, area development fees, monthly royalty fees, and net sublease rental income. In the normal course of its business, Miami Subs also derives revenues from the sale of restaurants to franchisees, and interest income from financing the sale of restaurants to franchisees.

Restaurant  operating  costs  include  food and paper costs, direct restaurant labor  and  benefits,  marketing  fees  and  costs, and all other direct costs associated with operating the restaurants. General, administrative and franchise costs relate both to company-operated restaurants and franchising operations.

Miami Subs' revenues and expenses are directly affected by the number, sales volumes, and profitability of its company-operated restaurants. Revenues, and to a lesser extent expenses, are also affected by the number and sales volumes of franchised restaurants. Initial franchise fees and the net gain on sales of restaurants are directly affected by the number of restaurants opened by franchisees and the number of restaurants sold to franchisees during the period.

COMPARISON  OF  FISCAL  YEAR  1999  TO  1998

Total  Revenues

Miami Subs' total revenues increased 1.8% to approximately $23.9 million in fiscal year 1999, as compared to $23.4 million in 1998. The increase in total revenues resulted principally from an increase in restaurant sales, franchise revenues, and other revenues, which was partially offset by a reduction in interest income.

Restaurant  Sales

Total company-operated restaurant sales increased 1.6% to approximately $18.4 million in 1999, as compared to $18.1 million in 1998. The increase in sales resulted principally from a change in company-operated restaurants as a result of sales/transfers and acquisitions of restaurants since the prior year and to an increase in same-store-sales.

Same-store-sales for 13 restaurants operated by Miami Subs in both the current and prior year increased by approximately 0.7% in 1999. Same-store-sales for Miami Subs' operated restaurants in 1998 were down approximately 2.6%. Miami Subs attributes the change in same-store-sales for 1999 principally to the changes which were implemented during 1998 relating to pricing, marketing, and operations, and to sales from co-branding with Arthur Treacher's in 1999, which, as of May 31, 1999, had been added to seven of the company-operated restaurants.

During  1999,  Miami  Subs  reacquired  four  restaurants  from franchisees in exchange for notes payable to Miami Subs, purchased one restaurant from a franchisee, and sold/transferred seven restaurants to franchisees. At May 31, 1999, Miami Subs operated 10 restaurants located in Florida, four in Texas and one in New York. Miami Subs currently plans to sell or transfer to franchisees up to six of the restaurants that it operated at May 31, 1999. However, there can be no assurance that sales of these restaurants will be consummated on terms acceptable to Miami Subs.

Revenues  From  Franchised  Restaurants

Revenues from franchised restaurants increased 3.9% to approximately $4.5 million in 1999, as compared to $4.3 million in 1998.

During fiscal year 1999, 10 franchised restaurants opened, Miami Subs sold/transferred seven restaurants to franchisees and acquired/reacquired five restaurants from franchisees, and 19 franchised restaurants closed. At May 31, 1999, there were 167 franchised restaurants in the system, as compared to 174 at May 31, 1998.

Royalty income in 1999 increased by 11.1% to $4.1 million, as compared to $3.7 million in 1998, principally from the opening of new franchised restaurants and collections of delinquent and unaccrued royalty fees. At May 31, 1999, approximately 20% of franchised restaurants have been granted a temporary waiver from paying royalty fees or were delinquent and not paying royalty fees to Miami Subs. Delinquent royalty fees are not accrued by Miami Subs until they are considered collectible.

Same-store-sales for all comparable franchised restaurants increased by approximately 0.3% in 1999, as compared to a decline of approximately 7.5% in the prior year. Miami Subs attributes the change in same-store-sales principally to the changes which were implemented during 1998 to pricing, marketing, and operations, and to sales from co-branding with Arthur Treacher's in 1999, which, as of May 31, 1999, had been added to 38 franchised restaurants.

In 1999, Miami Subs recognized $47,000 in revenues from the cancellation of certain area development agreements with franchisees which were not in compliance with the terms of the development agreements. In the prior year, Miami Subs recognized $190,000 in revenues from such terminations.

Miami Subs leases/subleases principally Miami Subs restaurant facilities to franchisees and revenues, which are presented net of related lease costs in the accompanying financial statements, have been adversely affected from the delinquency and non-payment of certain of these leases/subleases. At May 31, 1999, four restaurant facilities which are leased/subleased to franchisees were two or more months delinquent in monthly lease payments to Miami Subs, and during 1999, Miami Subs reacquired four restaurants from franchisees and four restaurants were closed and reacquired by Miami Subs as a result of the default of the leases and in some cases notes payable to Miami Subs. Of these restaurants reacquired or closed, one is operated by Miami Subs, three were sold/transferred to franchisees, and four were closed as of May 31, 1999.

System-Wide  Sales

System-wide sales, which includes sales from all Miami Subs operated and franchised restaurants, increased to approximately $149.4 million in 1999, as compared to $148.6 million in 1998. The increase in system wide sales principally reflects sales from new franchised restaurants and sales from co-branding with Arthur Treacher's which, as of May 31, 1999, had been added to 45 Miami Subs restaurants. Same-store-sales for all comparable restaurants in the system increased by approximately 0.4% in 1999. Same-store-sales for the system in 1998 were down approximately 7.0%. Miami Subs attributes the change in same-store-sales principally to the changes which were implemented during 1998 relating to pricing, marketing, and operations and to the sale of Arthur Treacher's products in co-branded restaurants.

Net  Gain  From  Sales  of  Restaurants

As a part of Miami Subs' strategy to focus future growth and operations in franchising, Miami Subs sold/transferred seven restaurants to franchisees during 1999, as compared to five restaurants that were sold/transferred in 1998. Gains on the sale of restaurants are dependent on Miami Subs' basis in and the overall performance of such units. Gains realized are recorded as income when the sales are consummated and other conditions are met, including the adequacy of the down payment and the completion by Miami Subs of its obligations under the contracts. Although Miami Subs intends to sell/transfer other existing company-operated restaurants in the future, there can be no assurance that any such sales will be consummated on acceptable terms. In addition, it is not anticipated that significant gains will be realized from such sales.

Interest  Income

In connection with its strategy of focusing growth in franchising, Miami Subs has sold restaurants to franchisees and has provided financing for such sales.
 During 1999, loans in the amount of $1,015,000 were made to franchisees in connection with the sale of restaurants to franchisees. Principally, as a result of the reacquisition of restaurants in 1999 from franchisees due to a default of the notes payable to Miami Subs, total notes receivable decreased to approximately $5.8 million at May 31, 1999, as compared to $7.1 million at May 31, 1998. At May 31, 1999, three individual notes receivable which are due from franchisees with outstanding balances totaling approximately $657,000 were delinquent in monthly note payments due to Miami Subs. Subsequent to May 31, 1999, one of these delinquent notes was paid off in full and the restaurant closed and one restaurant closed and was reacquired by Miami Subs. As a result of unpaid interest on notes receivable during 1999 and the lower average balance of notes receivable outstanding, interest income declined to $584,000 in 1999, as compared to $678,000 in 1998.

Restaurant  Operating  Costs

Restaurant operating costs in Miami Subs operated restaurants amounted to approximately $17.0 million or 92.8% of sales in 1999, as compared to 94.7% of sales in 1998. The reduction in restaurant operating costs as a percent of sales was principally due to improved supervision and controls over food, paper, and labor costs during 1999.

General,  Administrative  and  Franchise  Costs

General, administrative and franchise costs amounted to approximately $3.5 million or 14.6% of total revenue in 1999, as compared to $3.3 million or 14.2% of total revenue in 1998. Costs in 1999 included a provision for doubtful accounts of $114,000 and a charge of $166,000 for closed and underperforming restaurants. Costs in 1998 included certain non-recurring reductions to expenses totaling approximately $284,000. Recurring general and administrative costs in 1999 were lower than recurring costs in 1998, principally due to the elimination of certain corporate office positions and to strict cost controls in all areas of operations.

Interest  Expense

Principally as a result of the repayment of outstanding debt from approximately $6.7 million at May 31, 1998 to $5.7 million at May 31, 1999, interest expense decreased to $611,000 in 1999, as compared to $780,000 in 1998.

Loss  on  Impairment  of  Restaurants

In 1999, Miami Subs recognized an impairment loss of $220,000 to write-down the basis of certain restaurants operated by the Company.

Merger  and  Related  Costs

Expenses in 1999 include costs incurred to date totaling $299,000 in connection with the proposed merger with Nathan's Famous, Inc. Such costs consist of fees paid to attorneys, investment bankers, and accountants.

Provision  for  Income  Taxes

Miami Subs' effective tax rate for 1999 is lower than the rate in 1998 due to a decrease in the deferred tax asset valuation allowance.

Miami Subs' federal income tax returns for fiscal years 1991 through 1996, inclusive, have been examined by the Internal Revenue Service. The reports of the examining agent issued in connection with these examinations indicate that additional taxes and penalties totaling approximately $2.4 million are due for such years. Miami Subs is appealing substantially all of the proposed adjustments. Due to net operating losses anticipated to be lost in connection with the examination, Miami Subs has accrued $345,000 for this matter and believes that such accruals are adequate.

COMPARISON  OF  FISCAL  YEAR  1998  TO  1997

Total  Revenues

Miami Subs total revenues declined 31.9% to $23.4 million in fiscal year 1998, as compared to $34.4 million in fiscal year 1997. The decrease in total revenues was primarily due to the conversion from company to franchise operations and the resulting sales of company-operated restaurants to franchisees, which in large part occurred during the second half of fiscal year 1997.

Restaurant  Sales

Miami Subs total restaurant sales decreased approximately 35.8% to $18.1 million in 1998, as compared to $28.2 million in 1997. The decrease in sales resulted principally from franchising during the second half of 1997 many of the restaurants previously operated by Miami Subs. During 1997, Miami Subs sold/transferred 19 restaurants to franchisees, and during 1998, Miami Subs sold/transferred five restaurants to franchisees.

In order to address declining unit level sales and customer counts in its restaurants, in 1998 Miami Subs implemented strategic changes to its marketing programs, added alternative, lower-priced items to its menu, and focused on improving customer service. As a result of these strategic changes, Miami Subs experienced overall higher guest counts in many of its core restaurants during the year and a lower per customer check average. Throughout the year, same-store-sales in company-operated restaurants improved each quarter during 1998, from negative 6.4% in the first quarter of the year to positive 2.6% in the fourth quarter. For the year, same store sales for company-operated restaurants (computed for Miami Subs operated restaurants since December 1995) was negative 2.6%.

At May 31, 1998, Miami Subs operated eight restaurants located in Florida, six in Texas, two in Georgia, and one in New York. Miami Subs plans to sell to franchisees the restaurants located in Texas and Georgia. There can be no assurance that these restaurants will be sold on terms acceptable to Miami Subs.

Revenues  From  Franchised  Restaurants

Revenues from franchised restaurants declined approximately 4.9% to $4.3 million in 1998, as compared to $4.5 million in 1997. Franchise revenues in 1997 included $400,000 in franchise fees from the sale of restaurants to franchisees, and franchise revenues in 1998 included $190,000 resulting from the expiration and termination of an area development agreement with a former franchisee.

In 1998, 19 franchised restaurants opened, 12 of which were non-traditional restaurants, five restaurants were sold/transferred to franchisees, seven restaurants were reacquired from franchisees, and 13 franchised restaurants closed. At May 31, 1998, there were 174 franchised restaurants in the system, as compared to 170 at May 31, 1997.

In August 1997, Miami Subs began to initiate throughout the system strategic changes to marketing programs, additions to the standard menu to add certain lower-priced items, and implemented programs to improve customer service. Miami Subs believes that these programs were largely responsible for an improvement in same-store-sale trends at franchised restaurants experienced each quarter during the year, from negative 10.4% in the first quarter of the year to negative 5.1% in the fourth quarter. For the year, same-store-sales at franchised restaurants, computed for restaurants operated by franchisees since December 1995, was negative 7.5%.

Royalty revenues in 1998 and 1997 were adversely affected due to the non-payment and non-accrual of royalty fees from a number of franchised restaurants. At May 31, 1998, 24% of the franchised units in operation have been granted a temporary waiver from paying royalty fees or were delinquent and not paying royalty fees to Miami Subs. Such fees are not accrued by Miami Subs until they are considered collectible.

Miami Subs leases/subleases principally Miami Subs restaurant facilities to franchisees and revenues were adversely affected in 1998 from the delinquency and default of certain of these leases/subleases. During 1998, Miami Subs defaulted and terminated seven delinquent leases and acquired possession of the restaurants. Six of these restaurants were subsequently sold/transferred and released to new franchisees and one restaurant closed as a result of an eminent domain proceeding. At May 31, 1998, 10 restaurants which were leased/subleased to franchisees were in various stages of delinquency. Although Miami Subs expects that these delinquencies will be satisfactorily resolved by the franchisees, there can be no assurance that it will not be necessary for Miami Subs to acquire possession of these or other restaurants in the future.

System-Wide  Sales

System-wide sales, which includes sales from company-operated and franchised restaurants, decreased approximately 1.7% to $148.6 million in 1998, as compared to $151.2 million in 1997. "Same store sales" for all units in the system improved each quarter during the year, from negative 10.1% in the first
quarter,  to  negative  4.5%  in  the  fourth  quarter.    For  the  year,
same-store-sales for all restaurants, which was computed for restaurants open since December 1995, declined by approximately 7.0%.

Net  Gain  From  Sales  of  Restaurants

In connection with Miami Subs' strategy to focus growth and operations in franchising, Miami Subs sold/transferred five restaurants to franchisees during 1998, as compared to 19 restaurants in 1997. Gains on the sales of restaurants are dependent on Miami Subs basis in and the overall performance of such units. Gains realized are recorded as income when the sales are consummated and other conditions are met, including the adequacy of the down payment and the completion by Miami Subs of its obligations under the contracts. Losses on the sale of restaurants are recognized at the time of sale. As a result of sales of restaurants, Miami Subs recognized net gains of $25,000 in 1998, as compared to $868,000 in 1997. Total deferred gains on the sales of restaurants amounted to $757,000 at May 31, 1998 and total notes receivable, principally resulting from sales of restaurants, amounted to $7.1 million at May 31, 1998. Nine individual notes receivable which were due from four franchisees and totaling approximately $1.8 million, net of deferred fees and credits, were delinquent in monthly payments due to Miami Subs at May 31, 1998. Although Miami Subs intends to sell other existing restaurants in the future, there can be no assurance that any such sales will be consummated or that gains will be realized.

Restaurant  Operating  Costs

Restaurant operating costs amounted to $17.1 million or 94.7% of company-operated restaurant sales in 1998, as compared to $26.0 million or 92.4% of sales in 1997. The increase in restaurant operating costs as a percent of sales was principally due to the higher food cost percentage incurred at Miami Subs restaurants as a result of certain lower priced menu items that Miami Subs began offering in the restaurants in connection with Miami Subs' efforts during the year to increase guest counts and stimulate sales.

General,  Administrative  and  Franchise  Costs

General, administrative and franchise costs amounted to approximately $3.3 million or 14.2% of total revenue in 1998, as compared to $5.7 million or 16.5% of total revenue in 1997. General, administrative and franchise costs in 1998 reflect a reduction in accruals for certain legal matters which were resolved during the year and other non-recurring reductions totaling approximately $284,000. Included in general, administrative and franchise costs in 1997 are accrued severance costs payable to Miami Subs' former president, an accounting charge associated with the resolution of an outstanding note receivable, and costs associated with relocating and consolidating an administrative facility. These costs and other charges amounted to approximately $601,000 in 1997.

In connection with Miami Subs' strategy of focusing growth and operations in franchising and as a result of the sale of Miami Subs' restaurants to franchisees, Miami Subs has been able to restructure and reduce its corporate infrastructure and the number of non-restaurant employees, and has taken other cost control measures resulting in a decrease in recurring administrative costs in 1998 as compared to 1997. Miami Subs continues to maintain strict cost controls in all areas of its business.

Depreciation  Expense

Depreciation expense, which principally relates to company-operated restaurants, declined by 21.4% to 1.4 million in 1998 as a result of sales of restaurants to franchisees.

Interest  Expense

Interest expense decreased 13.6% to $780,000 in 1998, as compared to $903,000 in 1997, principally reflecting lower average debt levels outstanding in 1998.

Loss  on  Impairment  of  Restaurants

During 1997 and in conjunction with Miami Subs franchise strategy, several company-operated restaurants were identified for sale to franchisees. At May 31, 1997, Miami Subs provided a reserve of $375,000 to provide for the intended sale of certain of these restaurants.

Provision  for  Income  Taxes

Miami Subs' federal income tax returns for fiscal years 1991 through 1996, inclusive, have been examined by the Internal Revenue Service. The reports of the examining agent issued in connection with these examinations indicate that additional taxes and penalties totaling approximately $2.4 million are due for such years. Miami Subs is appealing substantially all of the proposed adjustments. Due to net operating losses anticipated to be lost in connection with the examination, Miami Subs accrued approximately $211,000 for this matter in 1998 and believes that such accruals are adequate.

LIQUIDITY  AND  CAPITAL  RESOURCES

During 1999, Miami Subs' principal sources of cash were from net cash provided by operating activities of approximately $2.7 million and principal payments received on notes receivable of $560,000. Miami Subs' principal uses of cash in 1999 were for scheduled debt repayments and maturities of $1.1 million and property additions of $941,000. Cash and cash equivalents at May 31, 1999, amounted to approximately $4.8 million (which includes unexpended marketing fund contributions of approximately $1.7 million) as compared to $3.5 million (including $970,000 in unexpended marketing fund contributions) at May 31, 1998. At May 31, 1999, Miami Subs' working capital increased to $564,000, as compared to $88,000 at May 31, 1998. Miami Subs is able to operate with a low working capital position because restaurant operations are conducted primarily on a cash basis, rapid turnover and frequent deliveries allow a limited investment in inventories, and accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

For fiscal year 2000, Miami Subs' primary sources of liquidity are expected to be cash flows from operations, principal payments on notes receivable, and cash from the possible sale of existing restaurants to franchisees. Miami Subs does not currently intend to acquire or develop new Miami Subs operated restaurants. Therefore, Miami Subs' expected principal use of funds in fiscal year 2000 will be to maintain, improve and refurbish existing restaurants, repayment of debt, and for general operating purposes. Planned capital expenditures for fiscal year 2000 are not expected to exceed approximately
$400,000, and scheduled debt maturities/repayments are $908,000 in 2000. Based upon the current and expected level of operations and expected sources of funds, together with the current level of liquidity and cash on hand, Miami Subs expects that it will have sufficient liquidity to fund its expected operating cash needs through the year 2000. Miami Subs currently does not anticipate any events which would materially affect its long term liquidity position. There can be no assurance that Miami Subs will be able to achieve or increase its projected sources of funds in 2000.

Miami Subs currently plans to sell to franchisees six of the restaurants that it operates at May 31, 1999. If Miami Subs consummates the planned sale of these restaurants, Miami Subs future total revenues would decline.

Miami Subs expects that competition in the quick-service restaurant industry will continue to be intense and will remain so in the foreseeable future, resulting in continued pressure on sales and operating profit, and slower development of traditional restaurants by franchisees. Miami Subs intends to continue to pursue co-branding with Arthur Treacher's, Inc. and Nathan's Famous, Inc. In addition to pursing these opportunities, continued emphasis will be placed on franchising non-traditional restaurants and certain of the company-operated restaurants, improving the financial and operating performance of restaurants, developing new products, enhancing the effectiveness of marketing programs, and overall improvement and possible refinements to the entire system. Miami Subs' ability to significantly expand and develop additional company-operated restaurants will ultimately depend on a number of factors, including unit level profitability and Miami Subs' overall profitability and cash flow, the availability and cost of suitable locations, and the availability of adequate equity or debt financing. There can be no assurance that Miami Subs will be successful in achieving these objectives.

Inflation

Miami Subs does not believe that inflationary factors have had a significant effect on its operations in the past three years. Any significant increase in inflation could affect Miami Subs operations as a result of increased costs for food and labor, as well as increased occupancy and equipment costs.

Seasonality

Miami Subs does not expect seasonality to affect its operations in a materially adverse manner. However, Miami Subs' restaurant sales during its first and fourth fiscal quarters are generally higher than its second and third quarters due to the location of the majority of its restaurants in Florida.

New  Accounting  Pronouncements

In April 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position (SOP 98-5) "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred and is effective for financial statements for fiscal years beginning after December 15, 1998. Under these new requirements, pre-opening costs associated with the opening of new restaurants would be required to be expensed as incurred. Although no such costs were incurred in 1999, the Company previously capitalized and amortized such costs over a one year period. Since the Company does not currently intend to open new Company operated restaurants, the adoption of this statement is not expected to have a significant impact on the Company's operations.

In March 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-1, "Accounting for the Costs of Computer Software
Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance in determining capitalizable costs incurred in connection with the development or acquisition of internal use software. SOP 98-1 states that certain costs incurred during the "Application Development Stage," (design of chosen path, coding, installation to hardware, and testing) be capitalized. These costs include external direct costs of materials and services consumed in developing or obtaining internal use software, payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use software project, and interest cost in accordance with Statement of Financial Accounting Standards No. 34, "Capitalization of Interest Costs." SOP 98-1 is effective for fiscal years beginning after December 15, 1998. Initial application should be as of the beginning of the fiscal year and applied to costs incurred for all projects during that fiscal year, including projects in progress upon initial application of SOP 98-1. The Company does not believe that the adoption of SOP 98-1 will have a material impact on the Company's consolidated financial statements and notes thereto.

Year  2000

Miami Subs is continuing its evaluation and assessment of its various information technology and non-information technology systems, including software, hardware and equipment that may be potentially affected by the Year 2000 issue. Miami Subs estimates that its evaluation and assessment of these various systems will be completed shortly. Based on this preliminary assessment of these systems and discussions with its third-party providers, Miami Subs currently believes that such internal systems are or will be Year 2000 compliant with minimum modifications, which should be completed by September 30, 1999. Following initial testing, additional remedial action may be necessary and further testing will be performed. To date, Miami Subs has incurred approximately $12,000 in addressing its Year 2000 plan and estimates the entire cost not to exceed approximately $50,000.

Miami Subs has recently contacted and is receiving replies from its critical suppliers of products and services to determine the extent to which Miami Subs may be vulnerable to these parties' failure to resolve their own Year 2000 issues. Miami Subs will assess and attempt to mitigate its risks with respect to the failure of these third parties to be Year 2000 compliant. The effect, if any, on Miami Subs' results of operations from the failure of third parties to be Year 2000 compliant cannot be reasonably estimated.

Miami Subs is also working with and assisting its independent franchisees to ensure that their point-of-sale and other equipment is capable of handling the Year 2000 issue. Franchisees have been notified by Miami Subs of the steps necessary to ensure that this equipment is adequately modified to handle the Year 2000 issues. In the event that these systems are not adequately modified as necessary, it may adversely affect the franchisees' operations which would adversely affect Miami Subs' results of operations.

Based on Miami Subs' current assessment to date, no matters have been identified and Miami Subs does not currently believe that the Year 2000 issue will have a material adverse effect on Miami Subs' financial condition or results of operations. Miami Subs' beliefs and expectations, however, are based on certain assumptions and expectations that may ultimately prove to be inaccurate. Potential sources of risk include the inability of suppliers to be Year 2000 compliant, which could result in delays in product deliveries from suppliers and disruption of the distribution channel. The most likely worst case scenario for the Company if its suppliers of products and services are not Year 2000 compliant is that a significant number of the Company and its franchised restaurants would be temporarily unable to operate due to public infrastructure failures and/or food supply problems. Some restaurants may have problems for extended periods of time. The failure of restaurants to operate would result in reduced revenues and cash flows for the Company during the disruption period. Loss of restaurant sales may, however, be partially offset by reduced costs.

Miami Subs has not yet established a contingency plan, but intends to develop a plan to mitigate the effects of problems experienced by vendors or service providers in regard to the timely implementation of Year 2000 programs. This contingency plan is expected to be developed and in place by October 31, 1999.

Forward-Looking  Statements

Certain statements contained in this report are forward-looking statements which are subject to a number of known and unknown risks and uncertainties that could cause Miami Subs actual results and performance to differ materially from those described or implied in the forward-looking statements. These risks and uncertainties, many of which are not within Miami Subs' control, include, but are not limited to economic, weather, legislative and business conditions; the availability of suitable restaurant sites on reasonable rental terms; changes in consumer tastes; ability to continue to attract franchisees; the ability to purchase primary food and paper products at reasonable prices; no material increases in the minimum wage; and Miami
Subs'  ability  to  attract  competent  restaurant  and  managerial personnel.


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

The information required by these items is omitted because Miami Subs intends to file a proxy statement with the Commission pursuant to Regulation 14A not later than 120 days after the close of the fiscal year in accordance with General Instruction G(3) to Form 10-K. The information called for by these items is incorporated herein by reference to the proxy statement.

                                   PART IV

ITEM  14.    EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULE AND REPORTS ON FORM 8-K

(a)          The  following  documents  are  filed  as  a part of this Report:

     (1) Consolidated Financial Statements. See Index to Consolidated Financial Statements on page 18 of this Report on Form 10-K.

     (2) Consolidated Financial Statement Schedule. See Index to Consolidated Financial Statements on page 18 of this Report on Form 10-K.

(b)                    Reports  on  Form  8-K.

     None

     (3)          Exhibits.

          Exhibit  No.          Description

           2.1 Plan and Agreement of Merger made and entered into as of January 15, 1999 among Nathan's Famous, Inc., Miami Acquisition Corp., and the Company (incorporated by reference to exhibit 2.1 of the Company's Form 8-K dated January 15, 1999).
            23           Accountants' Consent regarding Registration Statement
on  Form  S-8.

                            MIAMI SUBS CORPORATION

INDEX  TO  CONSOLIDATED  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements of the Registrant are included in Item 8:

     Independent  Auditors'  Report

     Consolidated  Balance  Sheets  as  of  May  31,  1999  and  1998

     Consolidated Statements of Operations for each of the years in the three year period ended May 31, 1999

     Consolidated Statements of Shareholders' Equity for each of the years in the three year period ended May 31, 1999

     Consolidated Statements of Cash Flows for each of the years in the three year period ended May 31, 1999

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



                         INDEPENDENT AUDITORS' REPORT


The  Board  of  Directors  and  Shareholders
Miami  Subs  Corporation:

We have audited the accompanying consolidated balance sheets of Miami Subs Corporation and subsidiaries as of May 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended May 31, 1999. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as of May 31, 1999 and 1998, and for each of the years in the three-year period ended May 31, 1999. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Miami Subs Corporation and subsidiaries as of May 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                             KPMG  LLP


Fort  Lauderdale,  Florida
August  6,  1999




                                     MIAMI SUBS CORPORATION
                                   CONSOLIDATED BALANCE SHEETS


                                                                         May 31,       May 31,
ASSETS                                                                     1999          1998
---------------------------------------------------------------------  ------------  ------------

CURRENT ASSETS
Cash and cash equivalents (including unexpended marketing fund
 contributions of $1,680,000 and $970,000, respectively)               $ 4,775,000   $ 3,457,000
Notes and accounts receivable - net                                      1,382,000     1,743,000
Food and supplies inventories                                              173,000       179,000
Other                                                                      183,000        77,000
                                                                        ----------   ------------
Total Current Assets                                                     6,513,000     5,456,000

Notes receivable                                                         4,867,000     6,076,000
Property and equipment - net                                            11,003,000    11,612,000
Intangible assets - net                                                  6,304,000     6,718,000
Other                                                                      501,000       464,000
                                                                        ----------   ------------

TOTAL                                                                  $29,188,000   $30,326,000
                                                                       ===========   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------------------
CURRENT LIABILITIES
Accounts payable and accrued liabilities                               $ 5,041,000   $ 4,276,000
Current portion of notes payable and capitalized lease obligations         908,000     1,092,000
                                                                       -----------   ------------
Total Current Liabilities                                                5,949,000     5,368,000

Long-term portion of notes payable and capitalized lease obligations     4,764,000     5,613,000
Deferred franchise fees and other deferred income                          903,000     1,577,000
Accrued liabilities and other                                              965,000     1,735,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; authorized 12,500,000 shares                  71,000        71,000
Additional paid-in capital                                              24,777,000    24,777,000
Accumulated deficit                                                     (6,634,000)   (7,208,000)
                                                                        -----------  ------------
                                                                        18,214,000    17,640,000
Note receivable from sale of stock                                               -      (563,000)
Treasury Stock                                                          (1,607,000)   (1,044,000)
                                                                       ------------  ------------
Total Shareholders' Equity                                              16,607,000    16,033,000
                                                                       ------------  ------------

TOTAL                                                                  $29,188,000   $30,326,000
=====================================================================  ============  ============

See accompanying notes to consolidated financial statements.







                                                   MIAMI SUBS CORPORATION
                                            CONSOLIDATED STATEMENTS OF OPERATIONS



                                                               Year Ended May 31,   Year Ended May 31,    Year Ended May 31,
                                                                      1999                 1998                  1997
                                                               -------------------  -------------------  --------------------

REVENUES
-------------------------------------------------------------
Restaurant sales                                               $        18,369,000  $        18,088,000  $        28,180,000
Revenues from franchised restaurants                                     4,462,000            4,293,000            4,514,000
Net gain from sales of restaurants                                          70,000               25,000              868,000
Interest income                                                            584,000              678,000              612,000
Other revenues                                                             374,000              350,000              259,000
                                                               -------------------  -------------------  --------------------
Total                                                                   23,859,000           23,434,000           34,433,000
                                                               -------------------  -------------------  --------------------

EXPENSES
-------------------------------------------------------------
Restaurant operating costs                                              17,042,000           17,138,000           26,042,000
General, administrative and franchise costs                              3,485,000            3,336,000            5,667,000
Depreciation and amortization                                            1,494,000            1,444,000            1,837,000
Interest expense                                                           611,000              780,000              903,000
Loss on impairment of restaurants                                          220,000                    -              375,000
Merger and related costs                                                   299,000                    -                    -
                                                               -------------------  -------------------  --------------------
Total                                                                   23,151,000           22,698,000           34,824,000
                                                               -------------------  -------------------  --------------------

Income (loss) before provision for income taxes                            708,000              736,000             (391,000)
Provision for income tax                                                   134,000              211,000                    -
                                                               -------------------  -------------------  --------------------
Net income (loss)                                              $           574,000  $           525,000  $          (391,000)
                                                               ===================  ===================  ====================

Net income (loss) per share:
    Basic                                                      $              0.09  $              0.08  $             (0.06)
                                                               ===================  ===================  ====================
    Diluted                                                    $              0.09  $              0.08  $             (0.06)
                                                               ===================  ===================  ====================

Shares used in computing net income (loss) per share:
=============================================================
    Basic                                                                6,733,000            6,780,000            7,061,000
                                                               ===================  ===================  ====================
    Diluted                                                              6,733,000            6,780,000            7,061,000
=============================================================  ===================  ===================  ====================


See accompanying notes to consolidated financial statements.










                                                 MIAMI SUBS CORPORATION
                                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                    FOR THE YEARS ENDED MAY 31, 1999, 1998, AND 1997




                                                                Preferred      Preferred        Common        Common
                                                              Stock Shares    Stock Amount   Stock Shares  Stock Amount
                                                              -------------  --------------  ------------  -------------


BALANCE AT MAY 31, 1996                                            251,375   $       2,000      6,809,710  $      69,000
============================================================  =============  ==============  ============  =============

Preferred stock conversions                                       (251,375)         (2,000)       251,375          2,000
Acquisition of treasury stock - at cost
Net loss

BALANCE AT MAY 31, 1997                                                  -               -      7,061,085         71,000
============================================================  =============  ==============  ============  =============
Net income


BALANCE AT MAY 31, 1998                                                  -               -      7,061,085         71,000
============================================================  =============  ==============  ============  =============
Acquisition of treasury stock
Net income

BALANCE AT MAY 31, 1999                                                  -               -      7,061,085  $      71,000
============================================================  =============  ==============  ============  =============





See accompanying notes to consolidated financial statements.


                                                              Additional                       Note
                                                                Paid-In     Accumulated    Receivable -     Treasury
                                                                Capital       Deficit       Stock Sale       Stock         Total
                                                              -----------  -------------  --------------  ------------  ------------


BALANCE AT MAY 31, 1996                                       $24,777,000  $ (7,342,000)  $    (563,000)                $16,943,000
============================================================  ===========  =============  ==============                ============

Preferred stock conversions
Acquisition of treasury stock - at cost                                                                   $(1,044,000)   (1,044,000)
Net loss                                                                       (391,000)                                   (391,000)
                                                                           -------------                  ------------  ------------
BALANCE AT MAY 31, 1997                                        24,777,000    (7,733,000)       (563,000)   (1,044,000)   15,508,000
============================================================  ===========  =============  ==============  ============  ============
Net income                                                                      525,000                                     525,000
                                                                           -------------                                ------------

BALANCE AT MAY 31, 1998                                        24,777,000    (7,208,000)       (563,000)   (1,044,000)   16,033,000
============================================================  ===========  =============  ==============  ============  ============
Acquisition of treasury stock                                                                   563,000      (563,000)
Net income                                                                      574,000                                     574,000
                                                                           -------------   -------------  ------------  ------------
BALANCE AT MAY 31, 1999                                       $24,777,000  $ (6,634,000)          -       $(1,607,000)  $16,607,000
============================================================  ===========  =============  ==============  ============  ============

See accompanying notes to consolidated financial statements.




                                                   MIAMI SUBS CORPORATION
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                Year Ended       Year Ended      Year Ended
                                                                               May 31,  1999    May 31, 1998    May 31, 1997
                                                                              ---------------  --------------  --------------

OPERATING ACTIVITIES:
Net income (loss)                                                             $      574,000   $     525,000   $    (391,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
  operating activities:
Depreciation and amortization                                                      1,055,000       1,010,000       1,382,000
Amortization of intangible assets                                                    439,000         434,000         455,000
Net gain and franchise fees on sales of restaurants                                  (95,000)        (25,000)     (1,268,000)
Charge associated with note receivable                                                     -               -         257,000
Loss on impairment of restaurants                                                    220,000               -         375,000
Provision for doubtful accounts                                                      114,000               -         150,000
Changes in assets and liabilities:
Decrease (increase) in accounts receivable                                            86,000          21,000        (284,000)
Decrease in food and supplies inventories                                              6,000          13,000         189,000
(Increase) decrease in other current assets                                         (106,000)              -         141,000
(Increase) decrease in other assets                                                  (62,000)         83,000         101,000
Increase (decrease) in accounts payable and accrued liabilities                      792,000        (415,000)     (1,425,000)
Decrease in deferred franchise fees and other deferred income                       (306,000)       (441,000)        (44,000)
                                                                              ---------------  --------------  --------------
Net Cash Provided By (Used In) Operating Activities                                2,717,000       1,205,000        (362,000)
                                                                              ---------------  --------------  --------------

INVESTING ACTIVITIES:
Purchase of restaurants, property, and equipment                                    (941,000)       (264,000)       (794,000)
Proceeds from sales of restaurants                                                    80,000          20,000       1,487,000
Payments received on notes receivable                                                560,000         845,000         997,000
                                                                              ---------------  --------------  --------------
Net Cash (Used In) Provided By Investing Activities                                 (301,000)        601,000       1,690,000
                                                                              ---------------  --------------  --------------

FINANCING ACTIVITIES:
Repayment of debt                                                                 (1,098,000)     (1,714,000)     (1,491,000)
Proceeds from borrowings                                                                   -         425,000               -
                                                                              ---------------  --------------  --------------
Net Cash Used In Financing Activities                                             (1,098,000)     (1,289,000)     (1,491,000)
                                                                              ---------------  --------------  --------------

INCREASE (DECREASE) IN CASH                                                        1,318,000         517,000        (163,000)
CASH AT BEGINNING OF PERIOD                                                        3,457,000       2,940,000       3,103,000
                                                                              --------------   -------------   --------------
CASH AT END OF PERIOD                                                         $    4,775,000   $   3,457,000   $   2,940,000
                                                                              ===============  ==============  ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                                        $      615,000   $     784,000   $     904,000
Loans to franchisees in connection with sales of restaurants                  $    1,015,000   $     345,000   $   6,207,000
Debt assumed in acquisition of restaurant                                     $       65,000               -   $     184,000
Acquisition of restaurants in exchange for notes receivable                   $    1,331,000   $   1,814,000   $     180,000
Acquisition of treasury stock in exchange for note receivable                 $      563,000               -   $   1,044,000
============================================================================  ===============  ==============  ==============

See accompanying notes to consolidated financial statements.





                            MIAMI SUBS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.          BUSINESS  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     DESCRIPTION  OF  BUSINESS

MIAMI SUBS CORPORATION (the "Company") operates and franchises quick service restaurants under the names "Miami Subs" and "Miami Subs Grill". At May 31, 1999, there were 182 restaurants operating in the Miami Subs system, of which 15 were operated by the Company and 167 were operated by franchisees. Ten of the Company operated restaurants and 114 of the franchised restaurants are located in Florida.

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

     CASH  AND  CASH  EQUIVALENTS

Cash and cash equivalents includes cash on hand and on deposit, highly liquid instruments with maturities of three months or less, and unexpended marketing fund contributions of $1,680,000 and $970,000 at May 31, 1999 and 1998, respectively.

     FRANCHISE  OPERATIONS

In connection with its franchising operations, the Company receives initial franchise fees, development fees, royalties, contributions to marketing funds, and in certain cases, revenue from sub-leasing restaurant properties to
franchisees.    Initial  franchise  fees  are  recognized  as  income  when substantially all services and conditions relating to the sale of the franchise have been performed or satisfied, which generally occurs when the
franchised  restaurant  commences  operations.    Development  fees  are
non-refundable and the related agreements require the franchisee to open a specified number of restaurants in the development area within a specified time period or the agreements may be canceled by the Company. Revenue from development agreements is deferred and recognized as restaurants in the development area commence operations on a pro rata basis to the minimum number of restaurants required to be open, or at the time the development agreement is effectively canceled. Royalties, which are based upon a percentage of the franchisee's gross sales, are recognized as income when the fees are earned and become receivable and collectible. Revenue from sub-leasing properties to franchisees is recognized as income as the revenue is earned and becomes receivable and collectible. Sub-lease rental income is presented net of associated lease costs in the accompanying consolidated financial statements.

Marketing contributions are offset against the related costs incurred. Contributions received in excess of expenditures are classified as current liabilities in the accompanying consolidated financial statements.

     Revenues  from  franchised  restaurants  consist  of  the  following:



                                          Year Ended     Year Ended     Year Ended
                                         May 31, 1999   May 31, 1998   May 31, 1997
                                        --------------  -------------  -------------

Royalties                               $   4,098,000   $   3,687,000  $   3,680,000
Franchise and development fees                414,000         598,000        707,000
Sublease rental income (expense) - net        (50,000)          8,000        127,000
                                        --------------  -------------  -------------
Total                                   $   4,462,000   $   4,293,000  $   4,514,000
======================================  ==============  =============  =============



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

PROPERTY  AND  EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation and amortization. Additions and renewals are charged to the property accounts and expenditures for maintenance and repairs are charged to operations as incurred. Depreciation and amortization are expensed on the straight-line method over the lesser of the lease term or the estimated useful lives of the assets. Property and equipment at May 31, 1999 includes the carrying value of restaurants totaling $2,321,000 which are operated by third party franchisees pursuant to management agreements with the Company. The management agreement grants to the franchisee the option to acquire the restaurant and its assets generally within a period of one year or less.

INTANGIBLE  ASSETS

Costs incurred to acquire the trademark and franchise rights to the Miami Subs concept and other intangibles, consisting principally of royalty rights acquired, are amortized over a twenty year period on a straight line basis.

Restaurants acquired are accounted for under the purchase method and recorded at the estimated fair value of the equipment and building improvements acquired. The excess of cost over the fair value of the assets acquired, including goodwill if any, is amortized using the straight-line method over the remaining term of the underlying property leases, but not in excess of 20 years. At each balance sheet date, the Company evaluates the realizability of goodwill based upon expectations of operating income for each restaurant having a material goodwill balance. Should the Company determine it probable that future estimated undiscounted related operating income from any of its acquired restaurants will be less than the carrying amount of the associated goodwill, an impairment of goodwill would be recognized, and goodwill would be reduced to the amount estimated to be recoverable. The Company believes that no material impairment of goodwill exists at May 31, 1999 and 1998.

ACCOUNTING  FOR  THE  IMPAIRMENT  OF  LONG-LIVED  ASSETS

The Company accounts for the possible impairment of long-lived assets under the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting For the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of." Under SFAS No. 121, the Company evaluates whether events and circumstances have occurred that indicate revision to the remaining useful life or the remaining balances of long-lived assets, including intangible assets and goodwill, may be appropriate. When factors indicate that the carrying amount of an asset may not be recoverable, the Company estimates the future cash flows expected to result from the use of such asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss equal to the excess of the carrying amount over the fair value of the asset. The Company recognized an impairment loss of $220,000 in 1999 and $375,000 in 1997 to write-down the basis of certain restaurants operated by the Company.

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

EMPLOYEE  STOCK  OPTIONS

As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company accounts for employee stock-based transactions under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and accordingly, no compensation cost is recognized for stock options issued to employees in the consolidated financial statements.

NET INCOME (LOSS)  PER  SHARE

Basic and diluted earnings per share are calculated in accordance with the provisions of SFAS No. 128, "Earnings per Share." Under SFAS 128, basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised. Options and warrants to purchase 1,084,554 shares of common stock at a weighted-average exercise price of $4.44 per share were outstanding at May 31, 1999, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

Earnings per share amounts have been adjusted for all years presented to reflect a one-for-four reverse split of the Company's common stock effective January 1999.

DISCLOSURES  ABOUT  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

The estimated fair value of financial instruments has been determined based on available information and appropriate valuation methodologies. The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term nature of the accounts. The fair value of long-term notes receivable and notes payable approximate the carrying value of such assets and liabilities as of May 31, 1999.

SEGMENT  INFORMATION

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting information about a company's operating segments and related disclosures about its products, services, geographic areas of operations and major customers. The Company adopted SFAS No. 131 effective May 31, 1999. Management operates the business of the Company as a single segment. As a result, no additional disclosure was required.

RECLASSIFICATION

Certain 1998 and 1997 balances have been reclassified to conform to the 1999 presentation.

2.                    MERGER

On January 15, 1999, the Company and Nathan's Famous, Inc. ("Nathan's") entered into a definitive merger agreement pursuant to which Nathan's has proposed to acquire all of the outstanding shares of common stock of Miami Subs for shares of Nathan's common stock plus warrants to acquire additional shares of Nathan's common stock. Consummation of the merger is subject to approval by a majority of the shareholders of both Miami Subs and Nathan's and satisfaction of other customary closing conditions. Costs incurred through May 31, 1999 in connection with the merger amounted to $299,000 which have been expensed in the accompanying 1999 Statement of Operations. In November 1998, Nathan's acquired in a private transaction approximately 30% of the outstanding common stock of the Company.


3.                    NOTES  AND  ACCOUNTS  RECEIVABLE

          Notes  and  accounts  receivable  consist  of  the  following:




                                                          1999          1998
                                                      ------------  ------------

 Notes receivable from franchisees                    $ 5,762,000   $ 7,112,000
Royalties and other receivables due from franchisees      429,000       666,000
Other                                                     243,000       229,000
                                                      ------------  ------------
Total                                                   6,434,000     8,007,000
Less allowance for doubtful accounts                     (185,000)     (188,000)
                                                      ------------  ------------
                                                        6,249,000     7,819,000
Less notes receivable due after one year               (4,867,000)   (6,076,000)
                                                      ------------  ------------
Notes and accounts receivable-current portion         $ 1,382,000   $ 1,743,000
====================================================  ============  ============



Notes receivable at May 31, 1999 and 1998, principally result from sales of restaurant businesses to franchisees and are generally guaranteed by the purchaser and collateralized by the restaurant businesses and assets sold. The notes are generally due in monthly installments of principal and interest, with interest rates ranging principally between 8% and 12%.

4.                    PROPERTY  AND  EQUIPMENT

Property  and  equipment  consist  of  the  following:




                                                    1999          1998
                                                ------------  ------------

Land                                            $ 2,231,000   $ 2,231,000
Buildings and leasehold improvements              7,546,000     7,919,000
Furniture and equipment                           5,953,000     5,154,000
Property held under capitalized leases              632,000       632,000
                                                ------------  ------------
Property and equipment at cost                   16,362,000    15,936,000
Less accumulated depreciation and amortization   (5,359,000)   (4,324,000)
                                                ------------  ------------
Property and equipment - net                    $11,003,000   $11,612,000
==============================================  ============  ============


5.          INTANGIBLE  ASSETS

Intangible  assets  consist  of  the  following:




                                                            1999          1998
                                                        ------------  ------------

Trademark and franchise rights                          $ 2,797,000   $ 2,774,000
Excess of costs over fair value of net assets acquired
      and other intangibles                               5,903,000     5,903,000
                                                        ------------  ------------
                                                          8,700,000     8,677,000
Less accumulated amortization                            (2,396,000)   (1,959,000)
                                                        ------------  ------------
Intangible assets - net                                 $ 6,304,000   $ 6,718,000
======================================================  ============  ============


6.          ACCOUNTS  PAYABLE  AND  ACCRUED  LIABILITIES

Accounts  payable  and  accrued  liabilities  consist  of  the  following:




                                          1999        1998
                                       ----------  ----------

Accounts payable                       $1,165,000  $1,113,000
Accrued wages and related liabilities     535,000     459,000
Accrued real estate and sales taxes       480,000     564,000
Accrued legal fees and litigation         281,000     211,000
Marketing fund contributions            1,680,000     970,000
OTHER                                     900,000     959,000
                                       ----------  ----------
TOTAL                                  $5,041,000  $4,276,000
=====================================  ==========  ==========



7.          NOTES  PAYABLE  AND  CAPITALIZED  LEASE  OBLIGATIONS

     A summary of notes payable and capitalized lease obligations is as follows:




                                                                           1999          1998
                                                                        -----------  ------------

Various notes payable to banks at prime plus 1.5% (9.25% at May 31,
     1999), secured by accounts and notes receivable, land, restaurant
     property and equipment and due in monthly payments through 2004    $3,863,000   $ 4,420,000
Note payable at 11.5%, secured by five restaurants and equipment,
    payable in equal monthly installments through 2001                     500,000       744,000
8.75% - 11.5% mortgages and notes payable, secured by
    various restaurant properties and equipment and due in
    varying monthly installments through 2004                              694,000       743,000
10 3/8% mortgage note payable, secured by corporate
    office building, due in monthly payments through 2007                  417,000       451,000
Note payable at prime plus 2.0% (9.75% at May 31, 1999),
    secured by leased restaurant properties and equipment, due in
    monthly  payments through 2001                                         113,000       160,000
Capitalized lease obligations                                               85,000       187,000
                                                                        -----------  ------------
Total                                                                    5,672,000     6,705,000
Less current portion                                                      (908,000)   (1,092,000)
                                                                        -----------  ------------
Long-term portion                                                       $4,764,000   $ 5,613,000
======================================================================  ===========  ============



The above notes are secured by property and equipment with a book value of approximately $6,038,000 at May 31, 1999, and notes and accounts receivable of approximately $2,000,000.

At May 31, 1999, the approximate annual maturities of notes payable and capitalized lease obligations for each of the five years ending May 31, 2004, are $908,000, $1,611,000, $316,000, $696,000, and $323,000, respectively, and
$1,818,000  thereafter.

8.          DEFERRED  FRANCHISE  FEES  AND  OTHER  DEFERRED  INCOME

Deferred  franchise  fees  and other deferred income consist of the following:




                                     1999       1998
                                   --------  ----------

Development fees                   $298,000  $  390,000
Franchise fees                      102,000     135,000
Deferred gains and vendor rebates   503,000   1,052,000
                                   --------  ----------
TOTAL                              $903,000  $1,577,000
=================================  ========  ==========



9.          INCOME  TAXES

     The primary components that comprise the deferred tax assets and liabilities are as follows:




                                                    1999          1998
                                                ------------  ------------

Deferred tax assets:
   Accounts and notes receivable                $    67,000   $    68,000
   Other liabilities and reserves                   671,000       796,000
   Deferred income and franchise deposits           108,000       142,000
   Other                                             72,000        75,000
   Net operating loss and other carry-forwards    2,289,000     2,604,000
   Less valuation allowance                      (2,118,000)   (2,761,000)
                                                ------------  ------------
   Net deferred tax assets                        1,089,000       924,000
                                                ------------  ------------

Deferred tax liabilities:
   Property and equipment                           545,000       466,000
   Intangible assets                                247,000       217,000
   Other                                            297,000       241,000
                                                ------------  ------------
   Total deferred tax liabilities                 1,089,000       924,000
                                                ------------  ------------
Net deferred tax assets                         $         -   $         -
==============================================  ============  ============

The net change in the valuation allowance for the year ended May 31, 1999 was a decrease of $643,000.

At May 31, 1999 and 1998, the Company had no deferred tax assets or liabilities reflected on its consolidated financial statements since net deferred tax assets are offset by a valuation allowance. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the level of historical operating results, scheduled reversal of deferred tax liabilities, and projected future taxable income in making this assessment.

The difference between the actual tax provision and the tax provision by applying the statutory federal income tax rate is attributable to the following:




                                         1999    1998    1997
                                        ------  ------  -------

Statutory federal income tax rate        34.0%   34.0%  (34.0)%
Intangible costs amortized                5.4     4.9     12.5
Merger costs                             14.4       -        -
Charge associated with note receivable      -       -     22.3
Other                                    11.2     3.4      3.8
Change in valuation allowance           (46.1)  (16.4)    (4.6)
                                        ------  ------  -------
Effective income tax rate                18.9%   25.9%     -  %
                                        ======  ======  =======



At May 31, 1999, the Company's tax returns reflect net operating loss carry-forwards of approximately $5.5 million which are available to reduce future taxable income through 2012 (subject to limitations imposed under the Internal Revenue Code regarding changes in ownership which limits utilization of $2.8 million of the carry-forwards on an annual basis to approximately
$340,000). The Company also has general business credit carry-forwards of approximately $274,000 which can be used to offset tax liabilities through 2010. The Company's federal income tax returns for fiscal years 1991 through 1996, inclusive, have been examined by the Internal Revenue Service. The reports of the examining agent issued in connection with these examinations indicate that additional taxes and penalties totaling approximately $2.4 million are due for such years. The Company is appealing substantially all of the proposed adjustments. Due to net operating losses anticipated to be lost in connection with the examination, the Company has accrued $345,000 for this matter and believes that such accruals are adequate.

10.          COMMITMENTS  AND  CONTINGENCIES

The Company is the prime lessee under various land and building leases for restaurants operated by the Company and its franchisees. The leases generally have initial terms ranging from five to 20 years and usually provide for renewal options ranging from five to 20 years. Most of the leases contain escalation clauses and common area maintenance charges (including taxes and insurance). Certain of the leases require additional (contingent) rental payments if sales volumes at the related restaurants exceed specified limits. Base rent expense for Company operated restaurants for the years ended May 31, 1999, 1998, and 1997, was approximately $1,667,000, $1,561,000, and
$2,214,000, respectively. Additional (contingent) rental payments were approximately $43,000, $44,000, and $54,000, respectively, in 1999, 1998, and
1997.

The Company also owns or leases sites which it leases or subleases to franchisees. The Company remains liable for all lease costs when properties are subleased to franchisees. In addition, the Company guarantees the lease payments of two franchised locations, aggregating approximately $82,000 through June 2000.

The Company also subleases non-Miami Subs locations to third parties. Such sub-leases provide for minimum annual rental payments by the Company aggregating approximately $118,000 and expire on various dates through 2004 exclusive of renewal options.

The Company's future minimum rental commitments and sublease rental income as of May 31, 1999 for all noncancellable capital and operating leases are as follows:


                                                 Capital    Operating      Sublease
Fiscal Year                                      Leases      Leases     Rental Income
----------------------------------------------  ---------  -----------  --------------

2000                                            $ 89,000   $ 5,354,000  $    3,214,000
2001                                              12,000     5,180,000       3,045,000
2002                                              12,000     4,690,000       2,626,000
2003                                              12,000     3,981,000       2,218,000
2004                                              12,000     3,222,000       2,002,000
Thereafter                                        69,000    19,299,000      11,614,000
                                                ---------  -----------  --------------
Total                                            206,000   $41,726,000  $   24,719,000
                                                           ===========  ==============
Less amount representing interest                (46,000)
                                                ---------
Present value of future minimum lease payments  $160,000
==============================================  =========


The Company guarantees certain equipment financing for franchisees with a third party lender. The Company's maximum obligation for loans funded by the lender as of May 31, 1999, was approximately $1.2 million.

LITIGATION

In January, 1992, the Company filed a Petition for Declaratory Judgment against a third party seeking to dissolve an alleged joint venture between the Company and the third party. The third party opposed the dissolution, counterclaimed, and sought damages arising from amounts expended in developing new locations and lost profits from the termination of the joint venture. A bench trial was completed in April 1995, and the court subsequently awarded the defendant damages in the amount of $241,000 plus costs and attorney fees. The case was appealed by both the Company and the third party, and in November 1996, the appeal was argued before the Supreme Court of New Hampshire. In December 1997, the Supreme Court ruled in favor of the Company, vacated the damage award, reversed the award of attorney fees, and remanded to a trial court for a determination of damages for the alleged breach of fiduciary duty to the partnership. In May 1998, the trial court awarded the third party compensatory damages in the amount of $200,000, which is being appealed by the Company. The Company is fully accrued for this matter at May 31, 1999.

In connection with the above case and the favorable resolution of other legal matters, in 1998 the Company reduced its legal accrual by $219,000.

In January 1999, the Company was served with a class action lawsuit which was filed against the Company, its directors, and Nathan's Famous, Inc. in a Florida state court by a shareholder of the Company. The suit alleges that the proposed merger between the Company and Nathan's, as contemplated by the companies non-binding letter of intent, is unfair to the Company's shareholders and constitutes a breach by the defendants of their fiduciary duties to the shareholders of the Company. The plaintiff seeks among other things (i) class action status; (ii) preliminary and permanent injunctive relief against consummation of the proposed merger and (iii) unspecified damages to be awarded to the shareholders of the Company. In March 1999, the court granted the plaintiff leave to amend the complaint and on April 8, 1999, the plaintiff filed an amended complaint. Miami Subs filed a motion to dismiss the complaint on April 13, 1999 while Nathan's filed a motion to
dismiss  on  April  29,  1999.    On  May 21, 1999, the court considered these
motions to dismiss, but has yet to make a ruling. All discovery has been stayed pending the court's ruling. The Company believes that the suit is without merit and intends to defend against it vigorously.

The Company and its subsidiaries are parties to various other legal actions arising in the ordinary course of business. The Company is vigorously contesting these actions and currently believes that the outcome of such cases will not have a material adverse effect on the Company.

11.          STOCK  OPTION  PLAN  AND  WARRANTS

The Company's stock option plan provides for the granting of non-qualified stock options for the purchase of up to 1,875,000 shares of common stock of the Company by directors, officers, employees and consultants. Under the terms of the plan, options have been granted for a term of 10 years at a price not less than the market value of the common stock on the date of grant. The options vest at the date of grant or at varying rates over a two or three year period from the date of grant.

The following is a summary of stock option activity under the plan during each of the last three years:


                                     Shares Under   Weighted Average
                                        Option       Price Per Share
                                     -------------  -----------------

Balance at May 31, 1996                 1,443,025   $           11.16
Granted                                    23,500                3.40
Canceled                                 (362,350)               8.44
===================================  -------------  -----------------
Balance at May 31, 1997                 1,104,175               11.96
Granted and repriced                      487,500                3.00
Canceled                                 (962,250)              12.48
===================================  -------------  -----------------
Balance at May 31, 1998                   629,425   $            4.24
Granted                                   344,104                2.07
Canceled                                  (16,375)               3.00
===================================  -------------  -----------------
Balance at May 31, 1999                   957,154   $            3.49
                                     =============  =================
Options exercisable at May 31, 1999       957,154   $            3.49
                                     =============  =================


At May 31, 1999, the weighted average remaining contract life of all outstanding options under the plan was 6.29 years and the range of exercise prices was $2.07 - $10.76.

The weighted average fair value of options granted during 1999, 1998, and 1997 was $1.48, $1.72, and $1.91, respectively.

During 1998, 341,500 outstanding stock options at an average exercise price of $8.80 per share were amended to reduce the exercise price to $3.00 per share, representing the market value of the common stock at the time of the amendment.

The Company accounts for employee stock options in accordance with the intrinsic value method prescribed in APB No. 25. Accordingly, no compensation cost is recognized at the time stock options are granted. Had employee compensation expense been determined based on the fair value at the grant date for options granted in each of the last three years consistent with the provisions of SFAS No. 123, net income (loss) would have been $162,000, $(57,000), and $(334,000), and basic and diluted net income (loss) per share would have been $ .02, $( .01), and $( .05), respectively. The fair market value of each option grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected option term of 10 years; expected volatility of 58.2% in 1999 and 27.1% in 1998 and 1997; risk free interest rate of 6.25% in 1999 and 6.75% in 1998 and 1997; and zero dividend yield.

At May 31, 1999, 102,400 options and 25,000 warrants are outstanding outside of the Company's stock option plan at average exercise prices of $8.64 and $24.00 per share, respectively.

12.          RELATED  PARTY  TRANSACTIONS

At May 31, 1999, the Company leased five restaurant properties from Kavala, Inc., a private company owned by the Company's former chairman of the board and chief executive officer, Gus Boulis. Rent expense for all leases between the Company and Kavala was $381,000 in 1999, $424,000 in 1998, and $412,000 in
1997. Future minimum rental commitments due to Kavala at May 31, 1999 under these existing leases was approximately $1.5 million. In fiscal year 1997, the Company leased a then vacant, non-Miami Subs property to a company owned by Boulis. The Company believes that rents charged under these leases are not materially different from the rents that would have been incurred or obtained from leasing arrangements with unaffiliated parties or on a stand alone basis.
 In  November  1998,  Boulis  resigned  all  positions  with  the  Company.

In February 1998, the Company entered into a management agreement with Boulis providing for the Company to manage an existing Miami Subs Grill restaurant owned by Boulis for a fee of 5.0% of the restaurant's gross restaurant sales. The agreement was terminated in June 1998 upon the sale of the restaurant to a third party franchisee.

Mr. Bartsocas, a former officer of the Company, is also an officer and director of Subies Enterprises, Inc. ("Subies"), a franchisee of the Company. Under an agreement which was entered into in 1991 between the Company and Subies, Subies paid a franchise fee of $5,000 for each of five restaurants developed by Subies, and Subies was exempt from paying royalty fees on the restaurants as long as the restaurants were owned by Subies. Two of the five restaurants developed by Subies have been sold to independent franchisees as of May 31, 1999.
Mr. Donald L. Perlyn has been an officer of the Company since 1990, a director since 1997, and president and chief operating officer of the Company since July 1998. Mr. Perlyn is also an officer and principal of DEMAC Restaurant Corp. which owned and operated a Miami Subs Grill restaurant in Florida. In connection with his appointment as president in July 1998, Miami Subs acquired the restaurant from DEMAC for existing indebtedness on the restaurant totaling approximately $270,000 which was paid by the Company.. In December 1998, the Company canceled a loan to Mr. Perlyn in the principal amount of approximately $85,000. The loan had accrued interest at a rate of prime plus 1.5% and was due in full in June 1999.

Mr. Bruce Galloway, a member of the board of directors of Miami Subs, is the chairman of the board of Arthur Treacher's, Inc. In 1998, Miami Subs and Arthur Treacher's entered into a co-branding test agreement which provided for a test of the sale of Arthur Treacher's products in certain existing Miami Subs restaurants. In August 1998, Miami Subs and Arthur Treacher's entered into an agreement which provides for the sale of Arthur Treacher's products in all existing Miami Subs restaurants pursuant to the terms of the agreement. In April 1999, the agreement was amended to grant Miami Subs the exclusive right to co-brand the Arthur Treacher's concept and products in the United States and to include future developed Miami Subs restaurants and other fast food restaurants. At May 31, 1999, seven Company-operated restaurants and 38 franchised restaurants were selling Arthur Treacher's products.

In January 1999, a Company-operated restaurant began selling Nathan's all-beef frankfurters and fresh, crinkle-cut french fries on a test basis. A franchise agreement was executed in February 1999.


                      SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS



COL. A                               COL. B       COL. C     COL. C      COL. D       COL. E


                                                Additions
                                                 charged    Additions
                                   Balance at    to costs    charged                Balance at
                                    beginning      and      to other                  end of
            Description             of period    expenses    account   Deductions     period
---------------------------------  -----------  ----------  ---------  -----------  -----------

Year ended May 31, 1997:
  Allowance for doubtful
    accounts -
    notes and accounts receivable  $   390,000           -             $   101,000  $   289,000



Year ended May 31, 1998:
  Allowance for doubtful
    accounts -
    notes and accounts receivable  $   289,000           -             $   101,000  $   188,000


Year ended May 31, 1999:
  Allowance for doubtful
    accounts -
    notes and accounts receivable  $   188,000  $  114,000             $   117,000  $   185,000







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


                                             MIAMI  SUBS  CORPORATION


Dated:  August 25, 1999                      By:   /s/ Donald L. Perlyn
                                                  DONALD  L.  PERLYN
                                                    President and
                                                    Chief Operating Officer
                                                 (Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:      /s/ Donald L. Perlyn                     Dated:  August 25, 1999
     DONALD  L.  PERLYN,  President  and
      Chief  Operating  Officer
       (Principal  Executive  Officer)


By:      /s/ Bruce R. Galloway                    Dated:  August 25, 1999
     BRUCE  R.  GALLOWAY,  Director


By:     /s/ Peter Nasca                           Dated:  August 25, 1999
     PETER  NASCA,  Director


By:    /s/ Joseph Zappala                         Dated:  August 25, 1999
     JOSEPH  ZAPPALA,  Director


By:   /s/ Howard Lorber                           Dated:  August 25, 1999
     HOWARD  LORBER,  Director


By:   /s/ Wayne Norbitz                           Dated:  August 25, 1999
     WAYNE  NORBITZ,  Director


By:   /s/ Robert J. Eide                          Dated:  August 25, 1999
     ROBERT  J.  EIDE,  Director


By:   /s/ Jerry W. Woda                           Dated:  August 25, 1999
      JERRY  W.  WODA,
      Senior  Vice  President,
       Chief  Financial  Officer,
       and  Principal  Accounting
        and  Financial  Officer





                             ACCOUNTANTS' CONSENT

The  Board  of  Directors  and  Shareholders
Miami  Subs  Corporation:

We consent to incorporation by reference in the Registration Statement on Form S-8 of Miami Subs Corporation of our report dated August 6, 1999, relating to the consolidated balance sheets of Miami Subs Corporation and subsidiaries as of May 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended May 31, 1999, and related schedule which report appears in the May 31, 1999 annual report on Form 10-K of Miami Subs Corporation.


                                        KPMG  LLP


Fort  Lauderdale,  Florida
August  25,  1999